Form 10-Q
period 2011-03-31
Hawaiian Telcom Holdco, Inc.
filed 2011-05-16
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-54196

Hawaiian Telcom Holdco, Inc.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1659868 (I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii  96813

(Address of principal executive offices)

808-546-4511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 16, 2011, 10,138,558 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Operating revenues	$98,505	$100,253

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,570	40,188
Selling, general and administrative	30,136	32,573
Depreciation and amortization	15,305	42,303

Total operating expenses	86,011	115,064

Operating income (loss)	12,494	(14,811)

Other income (expense):
Interest expense (contractual interest was $18,593 for the three months ended March 31, 2010)	(6,259)	(6,758)
Interest income and other	14	(5)

Total other expense	(6,245)	(6,763)

Income (loss) before reorganization items and income tax provision	6,249	(21,574)

Reorganization items	711	1,747

Income (loss) before income tax provision	5,538	(23,321)

Income tax provision	—	—

Net income (loss)	$5,538	$(23,321)

Net income (loss) per common share -
Basic	$0.55	$(54.49)
Diluted	$0.51	$(54.49)

Weighted average shares used to compute net income (loss) per common share -
Basic	10,137,696	428,000
Diluted	10,927,658	428,000

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$79,858	$81,647
Receivables, net	40,055	39,222
Material and supplies	7,068	8,431
Prepaid expenses	4,285	5,707
Other current assets	5,029	4,566
Total current assets	136,295	139,573
Property, plant and equipment, net	460,752	459,781
Intangible assets, net	43,025	43,315
Other assets	3,745	3,367

Total assets	$643,817	$646,036

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$24,163	$24,162
Accrued expenses	21,746	28,752
Advance billings and customer deposits	14,759	14,948
Other current liabilities	2,954	2,810
Total current liabilities	63,622	70,672
Long-term debt	300,000	300,000
Employee benefit obligations	93,084	94,453
Other liabilities	2,445	2,119
Total liabilities	459,151	467,244

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,138,558 and 10,135,063 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	101	101
Additional paid-in capital	162,529	162,169
Accumulated other comprehensive income	13,369	13,393
Retained earnings	8,667	3,129
Total stockholders’ equity	184,666	178,792

Total liabilities and stockholders’ equity	$643,817	$646,036

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$5,538	$(23,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,305	42,303
Employee retirement benefits	(1,369)	3,040
Provision for uncollectibles	1,068	2,044
Interest cost added to loan principal	—	3,417
Reorganization items	711	1,747
Changes in operating assets and liabilities:
Receivables	(1,901)	420
Material and supplies	1,363	(733)
Prepaid expenses and other current assets	959	(644)
Accounts payable and accrued expenses	(6,758)	(233)
Advance billings and customer deposits	(189)	1,043
Other current liabilities	144	87
Other	270	234
Net cash provided by operating activities before reorganization items	15,141	29,404
Operating cash flows used by reorganization items	(1,482)	(7,891)
Net cash provided by operating activities	13,659	21,513

Cash flows used in investing activities:
Capital expenditures	(15,497)	(13,257)
Net cash used in investing activities	(15,497)	(13,257)

Cash provided by financing activities:
Proceeds from sale of common stock	49	—
Net cash provided by financing activities	49	—

Net change in cash and cash equivalents	(1,789)	8,256
Cash and cash equivalents, beginning of period	81,647	96,550

Cash and cash equivalents, end of period	$79,858	$104,806

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$6,409	$3,110

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	311	—	—	311

Sale of common stock under warrant agreement	3,495	—	49	—	—	49

Net income	—	—	—	—	5,538	5,538
Other comprehensive income — unrealized loss on investments	—	—	—	(24)	—	(24)

Balance, March 31, 2011	10,138,558	$101	$162,529	$13,369	$8,667	$184,666

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Business Description

Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 435,000 switched access lines as of March 31, 2011.  The Company also served approximately 224,000 long distance lines and 101,000 High-Speed Internet (HSI) connections as of that date.

As a result of the adoption of fresh-start reporting, the financial statements before and on October 31, 2010 are not comparable to the financial statements for the period after October 31, 2010.  References to “Successor” refer to the Company after October 31, 2010 after giving effect to the adoption of fresh-start reporting.  References to “Predecessor” refer to the Company prior to and on October 31, 2010.  See Note 2 for further details.

Organization

The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries — Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

2.  Chapter 11

On December 1, 2008 (the “Petition Date”), Hawaiian Telcom Holdco, Inc. and its subsidiaries, with the exception of Hawaiian Telcom Insurance Company, Incorporated (the “Non-Debtor”), (collectively the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware.  The cases were transferred to the District of Hawaii on December 22, 2008 (the “Bankruptcy Court”).  The Debtors continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 3, 2009, the Debtors filed a plan of reorganization with the Bankruptcy Court together with the disclosure statement.  On August 28, 2009, the Bankruptcy Court approved distribution of the disclosure statement for vote by the prepetition creditors.  On November 13, 2009, the judge of the Bankruptcy Court ruled that the plan as presented was approved.  The final confirmation order was issued by the Court on December 30, 2009.  The plan of reorganization, including the proposed debt and equity structure, was subject to approval of the Hawaii Public Utilities Commission (HPUC) and Federal Communications Commission.  Approvals were obtained in September 2010 and relevant appeal periods expired in October 2010.  After satisfying all conditions precedent to emergence under the Plan, the Company emerged from Chapter 11 effective as of October 28, 2010 (“Emergence Date”).

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2011 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $1.5 million and $6.7 million at March 31, 2011 and 2010, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

Earnings per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  The computation of diluted earnings per share excludes the impact of outstanding stock options for Predecessor periods as they were antidilutive to earnings per share.  The denominator used to compute basic and diluted earnings per share by the Successor for the three months ended March 31, 2011 is as follows:

Basic earnings per share - weighted average shares	10,137,696
Effect of dilutive securities:
Employee and director restricted stock units	134,453
Warrants	655,509
Diluted earnings per share - weighted average shares	10,927,658

4.  Reorganization Items

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for financial reporting by entities in reorganization under the Bankruptcy Code.  The Predecessor’s condensed consolidated statement of operations for the three months ended March 31, 2010 present the results of operations during the Chapter 11 proceedings.  As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case were reported separately as reorganization items due to the bankruptcy.  The operations of the Non-Debtor, included in the condensed consolidated statement of operations and cash flow statement were not significant.

Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Professional fees	$711	$1,750
Other	—	(3)

	$711	$1,747

Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $1.5 million and $7.9 million for the three months ended March 31, 2011 and 2010, respectively.

5.  Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Customers and other	$41,640	$40,024
Allowance for doubtful accounts	(1,585)	(802)

	$40,055	$39,222

6.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Property, plant and equipment	$484,017	$468,315
Less accumulated depreciation and amortization	(23,265)	(8,534)

	$460,752	$459,781

Depreciation expense amounted to $15.0 million and $32.2 million for the three months ended March 31, 2011 and 2010, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization — customer relationships	$17,000	$1,275	$15,725	$17,000	$985	$16,015
Not subject to amortization — brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$1,275	$43,025	$44,300	$985	$43,315

Amortization expense amounted to $0.3 million and $10.1 million for the three months ended March 31, 2011 and 2010, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2011 (remaining months)	$2,280
2012	2,730
2013	2,421
2014	2,112
2015	1,803
Thereafter	4,379

$15,725

7.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Salaries and benefits	$14,434	$21,382
Interest	4,725	4,875
Other taxes	2,587	2,495

	$21,746	$28,752

8.  Long-Term Debt

Long-term debt consists of a term loan which has an original principal amount of $300.0 million and will mature on October 28, 2015.  For each fiscal year that the Company has a cash balance that is greater than $67.5 million, the Company shall prepay, no later than 105 days after fiscal year end, loans in an aggregate amount equal to the lesser of (i) 75% of excess cash flow, as defined, for such fiscal year; and (ii) the amount by which the cash balance exceeds $67.5 million.  In addition, the Company must make prepayment on loans in the case of certain prepayment events such as large asset sales.  No term loan prepayment is anticipated for 2011.

The loans on the term loan bear interest at a Eurocurrency rate on deposits for one, two, three or six month periods but no less than 3% plus a margin of 6%.  The interest rate on the debt at March 31, 2011 was 9%.  The Company may request interest at the rate of 1.5% be paid-in-kind for 2011 and added to the principal balance of the loan.

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

The Company has a revolving credit facility which matures on October 27, 2011 and has an available balance of $30.0 million with no amounts drawn during the three months ended and as of March 31, 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% or the Eurocurrency rate for one, two, three or six month periods but no less than 5.5% plus a margin of 4.0%.

The obligations under the bank facilities are guaranteed by the Company and each subsidiary with certain exceptions.  In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets.  In addition, there are financial covenants consisting of a leverage ratio, minimum liquidity and a maximum level of capital expenditures.

Contractual Interest Expense

The Predecessor recorded postpetition interest on prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim.  Had the Predecessor recorded interest expense based on all of the prepetition contractual obligations, interest expense would have increased by $11.8 million for the three months ended March 31, 2010.

9.              Derivative Instruments and Hedging Activities

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with the Company’s variable-rate debt obligations were reported in accumulated other comprehensive loss.  These amounts were subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest payments affect earnings.

The impact of interest rate swaps, classified as cash flow hedges, was for the three months ended March 31, 2010 a reclassification from accumulated other comprehensive loss into income (effective portion recognized as interest expense) in the amount of $0.1 million.  Amounts included in accumulated other comprehensive loss for the cash flow hedges were reclassified into earnings as cash interest was paid on the underlying debt that was hedged.  There are no ongoing interest rate hedging activites.

10.       Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three months ended March 31, 2011 and 2010 (dollars in thousands):

Pension

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Service cost	$1,821	$1,756
Interest cost	2,708	2,537
Expected asset return	(2,943)	(2,103)
Amortization of loss	—	381
Net periodic benefit cost	1,586	2,571

Other Postretirement Benefits

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Service cost	$229	$285
Interest cost	514	566
Amortization of gain	(99)	—

Net periodic benefit cost	$644	$851

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $17.0 million to its pension plan in 2011.  As of March 31, 2011, the Company has contributed $3.2 million.  The Company presently anticipates contributing the full amount during the remainder of 2011.

11.       Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision for the following reasons (dollars in thousands):

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Income tax provision (benefit)	$1,883	$(7,929)
Increase (decrease) resulting from:
State income taxes, net of federal income tax	222	(933)
Valuation allowance	(2,105)	8,862

Income tax benefit	$—	$—

A valuation allowance has been provided at March 31, 2011 and December 31, 2010 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company generates taxable income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions for liability recognition.  As of March 31, 2011, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 or 2010.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

12.  Stock Option Plan

Successor

On October 28, 2010, the new equity incentive plan became effective pursuant to the plan of reorganization.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the new equity incentive plan is 1,400,000 shares.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2011, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2011	246,778	$12
Granted	57,639	27
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	304,417	$15

The Successor recognized compensation expense of $0.3 million for the three months ended March 31, 2011.  There was no cash received under all share-based payment arrangements during the same period.  The Company did not receive any tax benefits for the tax deductions from share-based payment arrangements during the period.

Predecessor

The Predecessor recognized share-based compensation expense of less than $0.1 million for the three months ended March 31, 2010 related to option grants.

13.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Net income (loss)	$5,538	$(23,321)
Other comprehensive income (loss) -
Reclassification adjustment for recognition of loss on interest rate swap	—	143
Unrealized gain (loss) on investments	(24)	8
Other comprehensive income (loss)	(24)	151

Comprehensive income (loss)	$5,514	$(23,170)

14. Commitments and Contingencies

Third Party Claims

In the normal course of conducting its business, the Company is involved in various disputes with third parties, including vendors and customers.  The outcome of such disputes is generally uncertain and subject to commercial negotiations.  The Company periodically assesses its liabilities in connection with these matters and records reserves for those matters where it is probable that a loss has been incurred and the loss can be reasonably estimated.  Based on management’s most recent assessment, the

Company believes that the risk of loss in excess of liabilities recorded is not material for all outstanding claims and disputes and the ultimate outcome of such matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Litigation

The Company is involved in litigation arising in the normal course of business.  The outcome of this litigation is not expected to have a material adverse impact on the Company’s condensed consolidated financial statements.

15.  Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents, accounts receivable and accounts payable — The carrying amount approximates fair value because of the short maturities of these instruments.

Investment securities — The fair value of investment securities is based on quoted market prices.  Investment securities are included in other assets on the condensed consolidated balance sheets.

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

March 31, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,706	$1,706
Liabilities - long-term debt (carried at cost)	300,000	305,000

December 31, 2010
Assets - investment in U.S. Treasury obligations (Level 1)	$1,805	$1,805
Liabilities - long-term debt (carried at cost)	300,000	300,000

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.

16.  Segment Information

The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides Internet, long distance services, managed services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Other segment consists primarily of wireless services.

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
Successor
For the three months ended March 31, 2011
Operating revenues
Local voice and other retail services	$63,117	$1,455	$(346)	$64,226
Network access services	34,279	—	—	34,279
	$97,396	$1,455	$(346)	$98,505

Depreciation and amortization	$15,305	$—	$—	$15,305
Net income (loss)	6,560	(1,022)	—	5,538
Capital expenditures	16,022	—	—	16,022

Assets as of December 31, 2010	$645,425	$611	$—	$646,036

Predecessor
For the three months ended March 31, 2010
Operating revenues
Local voice and other retail services	$66,309	$1,604	$(365)	$67,548
Network access services	32,705	—	—	32,705
	$99,014	$1,604	$(365)	$100,253

Depreciation and amortization	$42,281	$22	$—	$42,303
Net loss	(22,150)	(1,171)	—	(23,321)
Capital expenditures	12,979	—	—	12,979

17.  Restatement

Subsequent to the issuance of the March 31, 2010 condensed consolidated financial statements, the Company’s management determined that the Company had incorrectly assigned a value to an identifiable intangible asset for franchise rights in conjunction with the purchase of an acquired business. Because of the unique nature of this particular nontransferable franchise right, the Company concluded there is not an independent market participant useful for purposes of determining a separately identifiable value. Hence, the Company concluded no value should have been assigned. The purchase price should have instead been allocated to goodwill of its wireline segment. As a result, the accompanying condensed consolidated financial statements have been restated. The restatement resulted in the elimination of an impairment loss on the franchise right intangible asset that had been recognized in the 2007 results of operations and reclassification of the franchise right intangible asset (including the amount previously impaired) to goodwill of the Company’s wireline segment. In conjunction with the restatement and the Company’s annual impairment tests for goodwill, the Company concluded that the goodwill was impaired in 2007.

Because of differences in intangible asset amortization for income tax and financial reporting purposes, the 2007 restatement also impacted the tax provision for the three months ended March 31, 2010 as summarized below.

The condensed consolidated statement of operations for the three months ended March 31, 2010 was restated as follows (dollars in thousands):

	As Previously
	Reported	Adjustments	As Restated

Loss from continuing operations before income taxes	$(23,321)	$—	$(23,321)
Provision for income tax	434	(434)	—
Net loss	$(23,755)	$434	$(23,321)

Net loss per common share - basic and diluted	$(55.50)	$1.01	$(54.49)

The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2010 was restated for cash flows from operating activities as follows (dollars in thousands):

	As Previously
	Reported	Adjustments	As Restated

Net loss	$(23,755)	$434	$(23,321)
Adjustments to reconcile net loss to net cash provided by operating activities
Deferred income taxes	434	(434)	—

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•                  our ability to execute our strategic plan;

•                  our ability to operate as a stand-alone telecommunications provider;

•                  our ability to maintain arrangements with third-party service providers;

•                  changes in regulations and legislation applicable to providers of telecommunications services;

•                  changes in demand for our products and services;

•                  technological changes affecting the telecommunications industry; and

•                  our indebtedness could adversely affect our financial condition.

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our Annual Report on Form 10-K for a detailed discussion of risks that could materially adversely affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of issuance of these quarterly condensed consolidated financial statements, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

We do not undertake any responsibility to release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of issuance of these quarterly condensed consolidated financial statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Holdco, Inc. and its subsidiaries.

Chapter 11 Reorganization

On December 1, 2008, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and on October 28, 2010, we emerged from Chapter 11.  For further information regarding these petitions, see Note 2 to the condensed consolidated financial statements.

Under the Plan of reorganization, all of the existing common stock and stock options were cancelled upon emergence and the equity holders received no recovery.  Our emergence from Chapter 11 on the Emergence Date resulted in a new reporting entity and the new shares of common stock were issued to the former secured lenders.  We adopted fresh-start reporting as of October 31, 2010.  As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value.  Accordingly, our financial condition and results of operations after October 31, 2010 are not comparable to the financial condition and result of operations for periods prior to and on October 31, 2010.

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

Our original strategic plan was designed to focus on opportunities to leverage our incumbent market position, enhance the penetration of certain underperforming products, introduce new products, services and bundles tailored to the specific needs of the local market, and reposition the Company as a locally branded, managed and operated full service telecommunications provider. Our ability to execute the initiatives contemplated in our original strategic plan were hindered by the functionality deficiencies experienced after the 2006 cutover to the new operating, financial and administrative information technology systems. Management was required to commit substantial resources to respond to the lack of functionality in the Company’s critical back-office systems. As a result, our ability to invest in new technologies, introduce new products and enhance our customer service experience was delayed and negatively impacted our financial performance and financial condition.

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

We are in the process of implementing new strategies which focus on growing the business, delivering superior service and improving financial performance. We continue to evaluate the feasibility of various new product and service offerings in order to respond to customer demand and gain market share in our business, consumer and wholesale channels. We may also pursue other business development opportunities, cost reduction initiatives and asset rationalization options to improve financial performance and liquidity. There can be no assurance that these new strategies will be successful or even if successful whether we will have the resources to fund such strategies, or that the investments in these new strategies will be recovered.

Segments and Sources of Revenue

We operate in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by our chief operating decision maker.  Our chief operating decision maker is our Chief Executive Officer.

Overview

We operate the incumbent local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunication services including local telephone, network access, long distance, High-Speed Internet (HSI) and other Internet, and other telecommunication services and sales, and wireless services.

Wireline Services

The Wireline Services segment derives revenue from the following sources:

Local Telephone Services — We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services — We receive revenue from charges established to compensate us for origination, transport and termination of calls for long distance and other interexchange carriers.  These include subscriber line charges imposed on end users, and switched and special access (data line) charges paid by carriers and others.

Long Distance Services — We receive revenue from providing toll, or long distance, services to our customers.

Internet Services — We provide HSI and dial-up Internet to our residential and business customers.

Other Telecommunication Services and Sales — Other services and sales include managed services, inside wire maintenance, and installation and maintenance of customer premise equipment.  In 2010, the Company began offering customers a digital television service in select areas on a no-fee trial basis and expects to launch this service commercially in 2011.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on October 31, 2010. References to “Predecessor” refer to the Company prior to and on October 31, 2010.  References to “Successor” refer to the Company after October 31, 2010 after giving effect to the plan of reorganization and application of fresh-start reporting.  As a result of the application of fresh-start reporting, the Successor’s financial statements are not comparable with the Predecessor’s financial statements.  However, for purposes of the discussion of the results of operations, the Successor results for the three months ended March 31, 2011 have been compared to the Predecessor results for the three months ended March 31, 2010.  In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor periods to aid in the understanding of our performance.  This discussion has been updated to reflect the effects of the restatement disclosed in Item 1, Note 17 of the condensed consolidated financial statements.

The Successor reported net income of $5.5 million for the three months ended March 31, 2011 and the Predecessor reported a net loss of $23.3 million for the three months ended March 31, 2010.

Operating Revenues

The following tables summarize our volume information as of March 31, 2011 and 2010, and our operating revenues for the three months ended March 31, 2011 and 2010.  For comparability, we also present customer activity as of March 31, 2011 compared to December 31, 2010.

Volume Information

March 2011 compared to March 2010

	March 31,	March 31,	Change
	2011	2010	Number	Percentage

Switched access lines
Residential	237,507	256,644	(19,137)	-7.5%
Business	193,216	201,976	(8,760)	-4.3%
Public	4,762	4,870	(108)	-2.2%
	435,485	463,490	(28,005)	-6.0%

High-Speed Internet lines
Residential	83,293	79,535	3,758	4.7%
Business	16,716	16,508	208	1.3%
Wholesale	1,182	1,271	(89)	-7.0%
	101,191	97,314	3,877	4.0%

Long distance lines
Residential	145,448	156,482	(11,034)	-7.1%
Business	78,685	81,435	(2,750)	-3.4%
	224,133	237,917	(13,784)	-5.8%

March 2011 compared to December 2010

	March 31,	December 31,	Change
	2011	2010	Number	Percentage

Switched access lines
Residential	237,507	241,506	(3,999)	-1.7%
Business	193,216	194,890	(1,674)	-0.9%
Public	4,762	4,791	(29)	-0.6%
	435,485	441,187	(5,702)	-1.3%

High-Speed Internet lines
Residential	83,293	81,770	1,523	1.9%
Business	16,716	16,728	(12)	-0.1%
Wholesale	1,182	1,206	(24)	-2.0%
	101,191	99,704	1,487	1.5%

Long distance lines
Residential	145,448	147,983	(2,535)	-1.7%
Business	78,685	79,323	(638)	-0.8%
	224,133	227,306	(3,173)	-1.4%

Operating Revenues (dollars in thousands)

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,	Change
	2011	2010	Amount	Percentage

Wireline Services
Local services	$37,388	$40,418	$(3,030)	-7.5%
Network access services	34,279	32,705	1,574	4.8%
Long distance services	8,638	8,796	(158)	-1.8%
High-Speed Internet and other Internet	8,767	8,555	212	2.5%
Other services and sales	8,324	8,540	(216)	-2.5%
	97,396	99,014	(1,618)	-1.6%
Other	1,109	1,239	(130)	-10.5%

	$98,505	$100,253	$(1,748)	-1.7%

The decrease in local services revenues was caused primarily by the decline in switched access lines of 6.0% ($2.4 million of the decline in revenue) as well as competitive pricing pressures which is the majority of the cause of the remaining dollar decline.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Also, residential “second lines” continue to be disconnected as customers switch from dial-up Internet services to HSI and cable broadband service. Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable.  These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention.  We are also reemphasizing win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

Network access revenue for the three months ended March 31, 2011 increased as compared to the same period in the prior year.  The increase in demand for data services generated additional revenue of $2.4 million which was partially offset by the decline in switched access lines.

The decrease in long distance revenue was primarily because of the decline in long distance lines partially offset by customers switching to flat rate and bundled plans which has increased the average rate per long distance line.

HSI and other Internet revenues has increased slightly when compared to the prior year as an approximate 4.0% growth in our HSI subscriber growth ($0.3 million of the increase in revenue) was partially offset by lower rates in response to the competitive environment.  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

Other services and sales for the three months ended March 31, 2011 were comparable to the same period in the prior year.

Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three months ended March 31, 2011 compared to the costs and expenses for the three months ended March 31, 2010 (dollars in thousands):

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,	Change
	2011	2010	Amount	Percentage

Cost of revenues
(exclusive of depreciation and amortization)	$40,570	$40,188	$382	1.0%
Selling, general and administrative expenses	30,136	32,573	(2,437)	-7.5%
Depreciation and amortization	15,305	42,303	(26,998)	-63.8%

	$86,011	$115,064	$(29,053)	-25.2%

The Company’s total headcount as of March 31, 2011 was 1405 compared to 1,445 as of March 31, 2010.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The increase was because of higher electricity costs of $0.6 million on higher rates partially offset by improved margins on customer premise equipment sales.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease was because of more favorable rates on information technology outsourcing for a benefit of $2.0 million and improved bad debt expense of $1.0 million with improved collection efforts offset by certain wage related cost increases.

Depreciation and amortization decreased because of the new lower basis assigned to our long-lived assets in fresh-start accounting.

Other Income and (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2011 and 2010 (dollars in thousands).

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,	Change
	2011	2010	Amount	Percentage

Interest expense	$(6,259)	$(6,758)	$499	-7.4%
Interest income and other	14	(5)	19	-380.0%

	$(6,245)	$(6,763)	$518	-7.7%

Interest expense decreased primarily because the Company was no longer accruing paid-in-kind interest on debt in conjunction with the Chapter 11 proceeding.

Reorganization Items

Reorganization items represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor	Predecessor
	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

Professional fees	$711	$1,750
Other	—	(3)

	$711	$1,747

Reorganization professional fees declined as the activity related to the Chapter 11 reorganization has diminished.

Income Tax Benefit

A valuation allowance has been provided at March 31, 2011 and December 31, 2010 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $79.9 million. From an ongoing operating perspective, our cash requirements in 2011 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Cash Flows for Three Months Ended March 31, 2011 and 2010

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

Net cash provided by operations amounted to $13.7 million for the three months ended March 31, 2011.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $21.5 million for the three months ended March 31, 2010 for the Predecessor.  The decrease in cash provided by operating activities is primarily because of certain employee related costs paid in the first quarter of 2011 including a pension contribution of $3.2 million and payment of annual incentive compensation.

Cash used in investing activities was comprised of $15.5 million and $13.3 million of capital expenditures for the three months ended March 31, 2011 and 2010, respectively.  The level of capital expenditures for 2011 is expected to be comparable to 2010 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash provided by financing activities for the three months ended March 31, 2011 was related to proceeds from the sale of common stock under our warrant agreements.

Outstanding Debt and Financing Arrangements

As of March 31, 2011, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2015.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  We are currently attempting to refinance the term loan debt in an effort to obtain a lower interest rate margin.  The ability to refinance the indebtedness at reasonable terms either now or anytime before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2011, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2010 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2010, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2011 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of March 31, 2011. Based on their evaluations, as of March 31, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

(1)          is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2)          is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 should be read in conjunction with the disclosures set forth herein.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on May 16, 2011 announcing its 2011 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

On May 11, 2011, Michael F. Edl, Senior Vice President — Network Services, announced that he would be leaving the Company effective May 13, 2011 and returning to the Mainland to join his family.  In connection with his departure, Mr. Edl provided the Company with a waiver of claims and will receive the sum of two hundred thousand dollars ($200,000) and continued health care coverage benefits until the earlier of (i) eight (8) months following May 13, 2011, (ii) the first date of his employment or consultancy with another company based on more than twenty (20) hours per week, or (iii) the first date he violates any of the restrictive covenants contained in his employment agreement.  Kurt Hoffman, Chief Operating Officer, will oversee the Network Services function on an interim basis.

On May 13, 2011, the Company held its Annual Meeting of Stockholders, at which the following matters were submitted to a vote of the stockholders:

1. Election of Directors	For	Withheld	Broker Non-Votes
Richard A. Jalkut	5,824,148	25,000	806,930
Kurt M. Cellar	5,824,148	25,000	806,930
Walter A. Dods, Jr.	5,824,148	25,000	806,930
Warren H. Haruki	5,824,148	25,000	806,930
Steven C. Oldham	4,357,189	1,491,959	806,930
Bernard R. Phillips III	5,824,148	25,000	806,930
Eric K. Yeaman	5,824,148	25,000	806,930

	For	Against	Abstain	Broker Non-Votes
2. Non-binding advisory vote on the Company’s executive compensation	5,457,442	35,000	356,706	806,930

	1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
3. Non-binding advisory vote on the frequency of future advisory votes on executive compensation	2,044,024	502,498	3,091,820	210,806	806,930

	For	Against	Abstain	Broker Non-Votes
4. Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2011	6,623,293	32,785	0	0

Consistent with the voting results with respect to the frequency of future advisory votes on executive compensation, the Company will hold an advisory vote on the compensation of named executive officers every three years until the next required vote on the frequency of advisory votes on the compensation of executives.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 16, 2011	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

May 16, 2011	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	General Waiver and Release of Claims, dated May 11, 2011, by and between Michael F. Edl and Hawaiian Telcom Communications, Inc.
10.2	Amendment, dated May 12, 2011, to Amended and Restated Employment Agreement, dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 16, 2011 announcing first quarter earnings.