Form 10-Q
period 2011-06-30
Hawaiian Telcom Holdco, Inc.
filed 2011-08-15
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34686

Hawaiian Telcom Holdco, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	84-1659868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii  96813

(Address of principal executive offices)

808-546-4511

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 15, 2011, 10,138,600 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Operating revenues	$100,744	$199,250	$99,621	$199,874

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,960	82,530	39,426	79,614
Selling, general and administrative	30,382	60,518	30,937	63,511
Depreciation and amortization	15,212	30,517	42,367	84,671

Total operating expenses	87,554	173,565	112,730	227,796

Operating income (loss)	13,190	25,685	(13,109)	(27,922)

Other income (expense):
Interest expense (contractual interest was $19,002 and $37,595 for the three and six months ended June 30, 2010, respectively)	(6,235)	(12,494)	(7,147)	(13,905)
Interest income and other	17	30	35	30

Total other expense	(6,218)	(12,464)	(7,112)	(13,875)

Income (loss) before reorganization items and income tax provision	6,972	13,221	(20,221)	(41,797)

Reorganization items	239	950	2,080	3,827

Income (loss) before income tax provision	6,733	12,271	(22,301)	(45,624)

Income tax provision	—	—	—	—

Net income (loss)	$6,733	$12,271	$(22,301)	$(45,624)

Net income (loss) per common share -
Basic	$0.66	$1.21	$(52.11)	$(106.60)
Diluted	$0.61	$1.12	$(52.11)	$(106.60)

Weighted average shares used to compute net income (loss) per common share -
Basic	10,138,572	10,138,137	428,000	428,000
Diluted	11,023,118	10,978,578	428,000	428,000

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$77,309	$81,647
Receivables, net	41,212	39,222
Material and supplies	7,138	8,431
Prepaid expenses	6,147	5,707
Other current assets	1,179	4,566
Total current assets	132,985	139,573
Property, plant and equipment, net	469,739	459,781
Intangible assets, net	42,265	43,315
Other assets	3,688	3,367

Total assets	$648,677	$646,036

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$22,511	$24,162
Accrued expenses	22,054	28,752
Advance billings and customer deposits	14,394	14,948
Other current liabilities	3,673	2,810
Total current liabilities	62,632	70,672
Long-term debt	300,000	300,000
Employee benefit obligations	91,230	94,453
Other liabilities	2,745	2,119
Total liabilities	456,607	467,244

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,138,600 and 10,135,063 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	101	101
Additional paid-in capital	163,190	162,169
Accumulated other comprehensive income	13,379	13,393
Retained earnings	15,400	3,129
Total stockholders’ equity	192,070	178,792

Total liabilities and stockholders’ equity	$648,677	$646,036

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income (loss)	$12,271	$(45,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	30,517	84,671
Employee retirement benefits	(3,223)	2,935
Provision for uncollectibles	790	3,104
Stock based compensation	972	39
Interest cost added to loan principal	—	6,906
Reorganization items	950	3,827
Changes in operating assets and liabilities:
Receivables	(4,279)	1,283
Material and supplies	1,293	(1,500)
Prepaid expenses and other current assets	2,947	(5,118)
Accounts payable and accrued expenses	(8,267)	2,927
Advance billings and customer deposits	(554)	598
Other current liabilities	863	173
Other	(962)	316
Net cash provided by operating activities before reorganization items	33,318	54,537
Operating cash flows used by reorganization items	(2,292)	(11,933)
Net cash provided by operating activities	31,026	42,604

Cash flows used in investing activities:
Capital expenditures	(35,413)	(28,950)
Net cash used in investing activities	(35,413)	(28,950)

Cash provided by financing activities:
Proceeds from sale of common stock	49	—
Net cash provided by financing activities	49	—

Net change in cash and cash equivalents	(4,338)	13,654
Cash and cash equivalents, beginning of period	81,647	96,550

Cash and cash equivalents, end of period	$77,309	$110,204

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$12,569	$6,546
Non-cash investing activities - receipt of equipment for settlement of receivable or for capital lease	2,250	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(Unaudited, dollars in thousands)

				Accumulated	Retained	Total
			Additional	Other	Earnings	Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficiency)
Successor
Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	972	—	—	972

Sale of common stock under warrant agreement	3,537	—	49	—	—	49

Net income	—	—	—	—	12,271	12,271
Other comprehensive income — unrealized loss on investments	—	—	—	(14)	—	(14)

Balance, June 30, 2011	10,138,600	$101	$163,190	$13,379	$15,400	$192,070

Predecessor
Balance, January 1, 2010	428,000	$4	$428,993	$(33,191)	$(576,070)	$(180,264)

Stock based compensation	—	—	39	—	—	39

Net loss	—	—	—	—	(45,624)	(45,624)
Other comprehensive income (loss)
Reclassification adjustment for recognition of loss on interest rate swap	—	—	—	276	—	276
Unrealized loss on investments	—	—	—	(9)	—	(9)

Balance, June 30, 2010	428,000	$4	$429,032	$(32,924)	$(621,694)	$(225,582)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Business Description

Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 429,000 voice access lines as of June 30, 2011.  The Company also served approximately 220,000 long distance lines and 101,000 High-Speed Internet (HSI) connections as of that date.

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

2.  Chapter 11

On December 1, 2008, Hawaiian Telcom Holdco, Inc. and its subsidiaries, with the exception of Hawaiian Telcom Insurance Company, Incorporated (the “Non-Debtor”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware.  The cases were transferred to the District of Hawaii on December 22, 2008 (the “Bankruptcy Court”).  The Debtors continued to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 3, 2009, the Debtors filed a plan of reorganization with the Bankruptcy Court together with the disclosure statement.  On August 28, 2009, the Bankruptcy Court approved distribution of the disclosure statement for vote by the prepetition creditors.  On November 13, 2009, the judge of the Bankruptcy Court ruled that the plan as presented was approved.  The final confirmation order was issued by the Court on December 30, 2009.  The plan of reorganization, including the proposed debt and equity structure, was subject to approval of the Hawaii Public Utilities Commission (“HPUC”) and Federal Communications Commission.  Approvals were obtained in September 2010 and relevant appeal periods expired in October 2010.  After satisfying all conditions precedent to emergence under the Plan, the Company emerged from Chapter 11 effective as of October 28, 2010 (“Emergence Date”).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2011 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $2.2 million and $8.1 million at June 30, 2011 and 2010, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.9 million and $3.4 million for the three and six months ended June 30, 2011 and $1.5 and $3.1 million for the three and six months ended June 30, 2010, respectively.

Earnings per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  The computation of diluted earnings per share excludes the impact of outstanding stock options for Predecessor periods as they were antidilutive to earnings per share.  The denominator used to compute basic and diluted earnings per share by the Successor for the three and six months ended June 30, 2011 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Basic earnings per share - weighted average shares	10,138,572	10,138,137
Effect of dilutive securities:
Employee and director restricted stock units	155,399	144,142
Warrants	729,147	696,299

Diluted earnings per share - weighted average shares	11,023,118	10,978,578

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The adoption of this new guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  The amendments explain how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The guidance is effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the potential impact of the accounting guidance on the condensed consolidated financial statements.

4.  Reorganization Items

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for financial reporting by entities in reorganization under the Bankruptcy Code.  The Predecessor’s condensed consolidated statement of operations for the three and six months ended June 30, 2010 present the results of operations during the Chapter 11 proceedings.  As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case were reported separately as reorganization items due to the bankruptcy.  The operations of the Non-Debtor, included in the condensed consolidated statement of operations and cash flow statement were not significant.

Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Professional fees	$239	$950	$2,082	$3,832
Other	—	—	(2)	(5)

	$239	$950	$2,080	$3,827

Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.3 million and $11.9 million for the six months ended June 30, 2011 and 2010, respectively.

5.  Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Customers and other	$42,892	$40,024
Allowance for doubtful accounts	(1,680)	(802)

	$41,212	$39,222

In the second quarter of 2011, the Company recovered $2.5 million on two large receivable balances previously assumed to not be collectible.

6.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Property, plant and equipment	$507,308	$468,315
Less accumulated depreciation and amortization	(37,569)	(8,534)

	$469,739	$459,781

Depreciation expense amounted to $14.4 million and $29.5 million for the three and six months ended June 30, 2011.  Depreciation expense amounted to $32.3 million and $64.5 million for the three and six months ended June 30, 2010.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization — customer relationships	$17,000	$2,035	$14,965	$17,000	$985	$16,015
Not subject to amortization — brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$2,035	$42,265	$44,300	$985	$43,315

Amortization expense amounted to $0.8 million and $1.1 million for the three and six months ended June 30, 2011.  Amortization expense amounted to $10.1 million and $20.2 million for the three and six months ended June 30, 2010.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2011 (remaining months)	$1,520
2012	2,730
2013	2,421
2014	2,112
2015	1,803
Thereafter	4,379

$14,965

7.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Salaries and benefits	$14,603	$21,382
Interest	4,800	4,875
Other taxes	2,651	2,495

	$22,054	$28,752

8.  Long-Term Debt

Long-term debt consists of a term loan which has an original principal amount of $300.0 million and will mature on October 28, 2015.  For each fiscal year that the Company has a cash balance greater than $67.5 million, the Company shall prepay, no later than 105 days after the fiscal year end, loans in an aggregate amount equal to the lesser of: (a) 75% of excess cash flow, as defined, for such fiscal year; and (b) the amount by which the cash balance exceeds $67.5 million.  In addition, the Company must make prepayment on loans in the case of certain prepayment events such as large assets sales.  No term loan prepayment is anticipated for 2011.

The loans on the term loan bear interest at a Eurocurrency rate on deposits for one, two, three or six month periods but no less than 3% plus a margin of 6%.  The interest rate on the debt at June 30, 2011 was 9%.  The Company may request interest at the rate of 1.5% be paid-in-kind for 2011 and added to the principal balance of the loan.

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

The Company has a revolving credit facility which matures on October 27, 2011 and has an available balance of $30.0 million with no amounts drawn during the six months ended and as of June 30, 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% or the Eurocurrency rate for one, two, three or six month periods but no less than 5.5% plus a margin of 4.0%.

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

Contractual Interest Expense

The Predecessor recorded postpetition interest on prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim.  Had the Predecessor recorded interest expense based on all of the prepetition contractual obligations, interest expense would have increased by $11.9 million and $23.7 million for the three and six months ended June 30, 2010.

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

The impact of interest rate swaps, classified as cash flow hedges, was for the three and six months ended June 30, 2010 a reclassification from accumulated other comprehensive loss into income (effective portion recognized as interest expense) in the amount of $0.1 million and $0.3 million, respectively.  Amounts included in accumulated other comprehensive loss for the cash flow hedges were reclassified into earnings as cash interest was paid on the underlying debt that was hedged.  There are no ongoing interest rate hedging activities.

10.  Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees and certain management employees receive postretirement health and life insurance under grandfathered provisions of a terminated plan.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

Pension

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Service cost	$1,821	$3,642	$1,756	$3,512
Interest cost	2,708	5,416	2,537	5,074
Expected asset return	(2,943)	(5,886)	(2,103)	(4,206)
Amortization of loss	—	—	381	762

Net periodic benefit cost	$1,586	$3,172	$2,571	$5,142

Other Postretirement Benefits

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Service cost	$229	$458	$285	$570
Interest cost	514	1,028	566	1,132
Amortization of gain	(99)	(198)	—	—

Net periodic benefit cost	$644	$1,288	$851	$1,702

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $17.0 million to its pension plan in 2011.  As of June 30, 2011, the Company has contributed $6.9 million.  The Company presently anticipates contributing the full amount during the remainder of 2011.

11.  Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision for the following reasons (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Income tax provision (benefit)	$2,289	$4,172	$(7,582)	$(15,512)
Increase (decrease) resulting from:
State income taxes, net of federal income tax	269	491	(892)	(1,825)
Valuation allowance	(2,558)	(4,663)	8,474	17,337

Income tax provision	$—	$—	$—	$—

A valuation allowance has been provided at June 30, 2011 and December 31, 2010 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company will quarterly assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that the Company consistently generates income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of all or a portion of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions for liability recognition.  As of June 30, 2011, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three or six months ended June 30, 2011 or 2010.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

12.  Stock Compensation

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

As of June 30, 2011, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2011	246,778	$12
Granted	82,126	27
Vested	—	—
Forfeited	(49,723)	15

Nonvested at June 30, 2011	279,181	$16

The Successor recognized compensation expense of $0.7 million and $1.0 million for the three and six months ended June 30, 2011.  There was no cash received under all share-based payment arrangements during the same period.  The Company did not receive any tax benefits for the tax deductions from share-based payment arrangements during the period.

Predecessor

The Predecessor recognized share-based compensation expense of less than $0.1 million for the three and six months ended June 30, 2010 related to option grants.

13.  Restructuring

In the second quarter of 2011, the Company recorded a restructuring expense of $1.9 million included in selling, general and administrative expenses in conjunction with  a cost reduction plan in the wireline segment.  The plan is primarily to align the Company’s operations to its current strategic plan and will result in the termination of approximately six percent of the Company’s workforce.  The restructuring included closure of the Company’s remaining retail stores, outsourcing of toll operators, closure of the employee cafeteria and downsizing of various other legacy functions.  In conjunction with closure of the retail stores, the Company recognized a liability for the termination of three retail space leases.

The following is a summary of the major components of the restructuring charges and the remaining accrual balance relating to the restructuring plan (dollars in thousands):

	Severance	Lease Termination	Total

Restructuring expense	$1,477	$470	$1,947
Cash payments	—	—	—

Balance at June 30, 2011	$1,477	$470	$1,947

14.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Net income (loss)	$6,733	$12,271	$(22,301)	$(45,624)
Other comprehensive income (loss) -
Reclassification adjustment for recognition of loss on interest rate swap	—	—	133	276
Unrealized gain (loss) on investments	10	(14)	(17)	(9)
Other comprehensive income (loss)	10	(14)	116	267

Comprehensive income (loss)	$6,743	$12,257	$(22,185)	$(45,357)

15.  Commitments and Contingencies

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

16.  Fair Value of Financial Instruments

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

June 30, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,742	$1,742
Liabilities - long-term debt (carried at cost)	300,000	310,000

December 31, 2010
Assets - investment in U.S. Treasury obligations (Level 1)	$1,805	$1,805
Liabilities - long-term debt (carried at cost)	300,000	300,000

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

17.  Segment Information

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
Successor
For the three months ended June 30, 2011
Operating revenues
Local voice and other retail services	$66,325	$1,414	$(317)	$67,422
Network access services	33,322	—	—	33,322
	$99,647	$1,414	$(317)	$100,744

Depreciation and amortization	$15,212	$—	$—	$15,212
Net income (loss)	7,771	(1,038)	—	6,733

For the six months ended June 30, 2011
Operating revenues
Local voice and other retail services	$129,443	$2,869	$(663)	$131,649
Network access services	67,601	—	—	67,601
	$197,044	$2,869	$(663)	$199,250

Depreciation and amortization	$30,517	$—	$—	$30,517
Net income (loss)	14,331	(2,060)	—	12,271
Capital expenditures	36,674	—	—	36,674

Assets as of December 31, 2010	$645,425	$611	$—	$646,036

Predecessor
For the three months ended June 30, 2010
Operating revenues
Local voice and other retail services	$65,339	$1,548	$(359)	$66,528
Network access services	33,093	—	—	33,093
	$98,432	$1,548	$(359)	$99,621

Depreciation and amortization	$42,335	$32	$—	$42,367
Net loss	(21,586)	(715)	—	(22,301)

For the six months ended June 30, 2010
Operating revenues
Local voice and other retail services	$131,648	$3,152	$(724)	$134,076
Network access services	65,798	—	—	65,798
	$197,446	$3,152	$(724)	$199,874

Depreciation and amortization	$84,617	$54	$—	$84,671
Net loss	(44,103)	(1,521)	—	(45,624)
Capital expenditures	30,063	—	—	30,063

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

Operational Matters

We have operated as a stand-alone service provider since the acquisition of the Company from Verizon Communications, Inc. on May 2, 2005.  Our original strategic plan was designed to focus on opportunities to leverage our incumbent market position, enhance the penetration of certain underperforming products, introduce new products, services and bundles tailored to the specific needs of the local market, and reposition the Company as a locally branded, managed and operated full service telecommunications provider. Our ability to execute the initiatives contemplated in our original strategic plan were hindered by functionality deficiencies experienced after we cutover from the legacy Verizon systems to our new back-office and IT infrastructure in 2006. Management was required to commit substantial resources to respond to the lack of functionality in the Company’s critical back-office systems. As a result, our ability to invest in new technologies, introduce new products and enhance our customer service experience was delayed and negatively impacted our financial performance and financial condition.

We have implemented revised strategies designed to stabilize our business and position the Company for growth. We have introduced a number of innovative new products and advanced communications solutions into the marketplace, successfully deployed MPLS core network technologies capable of reaching over 90% of the State population, improved the automation of our systems, grown our broadband market share and made significant progress in rebuilding the brand and image of the Company. We believe the successful execution of these strategies has stabilized our customers, our employees and our operating results.

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

In the second quarter of 2011, we initiated a restructuring of selective operations in our wireline segment to align such operations with our current strategic plan.  The restructuring will result in termination of approximately six percent of our workforce during the second half of 2011.  The restructuring includes closure of our remaining retail stores, outsourcing of toll operators, closure of our employee cafeteria and downsizing of various other legacy functions.  Costs of the restructuring of $1.9 million were recognized in the second quarter of 2011.

On June 24, 2011, the State of Hawaii’s Department of Commerce and Consumer Affairs approved our video franchise application, allowing us to offer video services on the island of Oahu.  On July 1, 2011, we commercially launched the digital television services to selected areas of Oahu.  We are rolling out Hawaiian Telcom TV gradually to selected areas to ensure the delivery of superior service and an ongoing excellent customer experience.

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

Other Telecommunication Services and Sales — Other services and sales include managed services, inside wire maintenance, and installation and maintenance of customer premise equipment.  In 2010, the Company began offering customers a digital television service in select areas on a no-fee trial basis and launched this service commercially in July 2011.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on October 31, 2010. References to “Predecessor” refer to the Company prior to and on October 31, 2010.  References to “Successor” refer to the Company after October 31, 2010 after giving effect to the plan of reorganization and application of fresh-start reporting.  As a result of the application of fresh-start reporting, the Successor’s financial statements are not comparable with the Predecessor’s financial statements.  However, for purposes of the discussion of the results of operations, the Successor results for the three and six months ended June 30, 2011 have been compared to the Predecessor results for the three and six months ended June 30, 2010.  In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor periods to aid in the understanding of our performance.

The Successor reported net income of $6.7 million and $12.3 million for the three and six months ended June 30, 2011.  The Predecessor reported a net loss of $22.3 million and $45.6 million for the three and six months ended June 30, 2010.

Operating Revenues

The following tables summarize our volume information as of June 30, 2011 and 2010, and our operating revenues for the three and six months ended June 30, 2011 and 2010.  For comparability, we also present customer activity as of June 30, 2011 compared to March 31, 2011.

Volume Information

June 2011 compared to June 2010

	June 30,	June 30,	Change
	2011	2010	Number	Percentage

Voice access lines
Residential	232,344	250,232	(17,888)	-7.1%
Business	191,466	197,579	(6,113)	-3.1%
Public	4,717	4,795	(78)	-1.6%
	428,527	452,606	(24,079)	-5.3%

High-Speed Internet lines
Residential	83,242	79,039	4,203	5.3%
Business	16,934	16,576	358	2.2%
Wholesale	1,173	1,259	(86)	-6.8%
	101,349	96,874	4,475	4.6%

Long distance lines
Residential	142,416	152,735	(10,319)	-6.8%
Business	77,775	80,148	(2,373)	-3.0%
	220,191	232,883	(12,692)	-5.4%

June 2011 compared to March 2011

	June 30,	March 31,	Change
	2011	2011	Number	Percentage

Voice access lines
Residential	232,344	237,507	(5,163)	-2.2%
Business	191,466	193,216	(1,750)	-0.9%
Public	4,717	4,762	(45)	-0.9%
	428,527	435,485	(6,958)	-1.6%

High-Speed Internet lines
Residential	83,242	83,293	(51)	-0.1%
Business	16,934	16,716	218	1.3%
Wholesale	1,173	1,182	(9)	-0.8%
	101,349	101,191	158	0.2%

Long distance lines
Residential	142,416	145,448	(3,032)	-2.1%
Business	77,775	78,685	(910)	-1.2%
	220,191	224,133	(3,942)	-1.8%

Operating Revenues (dollars in thousands)

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Wireline Services
Local services	$36,690	$39,231	$(2,541)	-6.5%
Network access services	33,322	33,093	229	0.7%
Long distance services	8,013	8,912	(899)	-10.1%
High-Speed Internet and other Internet	8,779	8,556	223	2.6%
Other services and sales	12,843	8,640	4,203	48.6%
	99,647	98,432	1,215	1.2%
Other	1,097	1,189	(92)	-7.7%

	$100,744	$99,621	$1,123	1.1%

For Six Months

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Wireline Services
Local services	$74,078	$79,649	$(5,571)	-7.0%
Network access services	67,601	65,798	1,803	2.7%
Long distance services	16,651	17,708	(1,057)	-6.0%
High-Speed Internet and other Internet	17,546	17,111	435	2.5%
Other services and sales	21,168	17,180	3,988	23.2%
	197,044	197,446	(402)	-0.2%
Other	2,206	2,428	(222)	-9.1%

	$199,250	$199,874	$(624)	-0.3%

The decrease in local services revenues was caused primarily by the decline in voice access lines of 5.3% ($2.1 million and $4.2 million of the decline in revenue for the three and six month periods, respectively) as well as competitive pricing pressures which is the majority of the cause of the remaining dollar decline.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Network access revenue increased as compared to the same period in the prior year.  The increase in demand for data services generated additional revenue of $1.3 million and $3.7 million for the three and six months ended June 30, 2011, respectively, which was partially offset by the decline in voice access lines.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI and other Internet revenues has increased slightly when compared to the prior year as an approximate 4.6% growth in our HSI subscriber count ($0.4 million and $0.8 million of the increase in revenue for the three and six month periods, respectively) was partially offset by lower rates in response to the competitive environment.  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

The increase in other services and sales was related to more sales and installations of customer premise equipment for certain large government customers in the second quarter of 2011.

Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2011 compared to the costs and expenses for the three and six months ended June 30, 2010 (dollars in thousands):

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$41,960	$39,426	$2,534	6.4%
Selling, general and administrative expenses	30,382	30,937	(555)	-1.8%
Depreciation and amortization	15,212	42,367	(27,155)	-64.1%

	$87,554	$112,730	$(25,176)	-22.3%

For Six Months

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$82,530	$79,614	$2,916	3.7%
Selling, general and administrative expenses	60,518	63,511	(2,993)	-4.7%
Depreciation and amortization	30,517	84,671	(54,154)	-64.0%

	$173,565	$227,796	$(54,231)	-23.8%

The Company’s total headcount as of June 30, 2011 was 1,382 compared to 1,456 as of June 30, 2010.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The increase for the three months ended June 30, 2011 was because of an increase in customer premise equipment costs of $3.6 million as a result of increased customer premise equipment revenues offset by a decline in employee pension and other benefits.  The increase for the six months ended June 30, 2011 compared to the same period in the prior year was because of an increase in customer premises equipment costs of $3.1 million and higher electricity costs of $1.6 million on higher rates offset by a decline in employee pension and other benefits.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease in expenses was because of more favorable rates on information technology outsourcing for a benefit of $2.2 million and $4.1 million for the three and six months ended June 30, 2011, respectively.  In addition, there was a decline in bad debt expense of $1.3 million and $2.3 million for the three and six months ended June 30, 2011, respectively, with improved collection efforts and bad debt recoveries.  These cost savings were offset by stock compensation costs of $0.7 million and $1.0 million for the three and six months ended June 30, 2011.  During the second quarter of 2011, we also incurred $1.9 million of restructuring costs, $0.3 million of executive severance and $0.6 million of other costs we do not expect to recur.

Depreciation and amortization decreased because of the new lower basis assigned to our long-lived assets in fresh-start accounting.

Other Income and (Expense)

The following table summarizes other income (expense) for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Interest expense	$(6,235)	$(7,147)	$912	-12.8%
Interest income and other	17	35	(18)	-51.4%

	$(6,218)	$(7,112)	$894	-12.6%

For Six Months

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Change
	June 30, 2011	June 30, 2010	Amount	Percentage

Interest expense	$(12,494)	$(13,905)	$1,411	-10.1%
Interest income and other	30	30	—	0.0%

	$(12,464)	$(13,875)	$1,411	-10.2%

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

Reorganization Items

Reorganization items represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Professional fees	$239	$950	$2,082	$3,832
Other	—	—	(2)	(5)

	$239	$950	$2,080	$3,827

Reorganization professional fees declined as the activity related to the Chapter 11 reorganization has diminished.

Income Tax Benefit

A valuation allowance has been provided at June 30, 2011 and December 31, 2010 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will quarterly assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we consistently generate income in future periods and it is determined that such valuation allowance is no longer required, the tax benefit of all or a portion of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $77.3 million. From an ongoing operating perspective, our cash requirements in 2011 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Cash Flows for Six Months Ended June 30, 2011 and 2010

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

Net cash provided by operations amounted to $31.0 million for the six months ended June 30, 2011.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $42.6 million for the six months ended June 30, 2010 for the Predecessor.  The decrease in cash provided by operating activities is primarily because of certain employee related costs paid in the first half of 2011 including increased pension contributions of $3.7 million and payment of annual incentive compensation.

Cash used in investing activities was comprised of $35.4 million and $29.0 million of capital expenditures for the six months ended June 30, 2011 and 2010, respectively.  The level of capital expenditures for 2011 is expected to be comparable to 2010 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash provided by financing activities for the six months ended June 30, 2011 was related to proceeds from the sale of common stock under our warrant agreements.

Outstanding Debt and Financing Arrangements

As of June 30, 2011, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2015.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms either now or anytime before maturity cannot be assured.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2011 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of June 30, 2011. Based on their evaluations, as of June 30, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on August 15, 2011 announcing its 2011 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 15, 2011	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

August 15, 2011	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

General Waiver and Release of Claims, dated May 11, 2011, by and between Michael F. Edl and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 on Hawaiian Telcom Holdco, Inc.’s Form 10-Q, File No. 000-54196, filed with the SEC on May 16, 2011).

10.2

Amendment, dated May 12, 2011, to Amended and Restated Employment Agreement, dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 on Hawaiian Telcom Holdco, Inc.’s Form 10-Q, File No. 000-54196, filed with the SEC on May 16, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 15, 2011 announcing 2011 second quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                 Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.