Form 10-Q
period 2011-09-30
Hawaiian Telcom Holdco, Inc.
filed 2011-11-14
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, 10,190,526 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Operating revenues	$97,040	$296,290	$101,455	$301,329

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	39,055	121,585	41,943	121,557
Selling, general and administrative	28,066	88,584	31,145	94,656
Depreciation and amortization	17,086	47,603	41,604	126,275

Total operating expenses	84,207	257,772	114,692	342,488

Operating income (loss)	12,833	38,518	(13,237)	(41,159)

Other income (expense):
Interest expense (contractual interest was $19,017 and $56,612 for the three and nine months ended September 30, 2010, respectively)	(6,364)	(18,858)	(7,142)	(21,047)
Interest income and other	21	51	29	59

Total other expense	(6,343)	(18,807)	(7,113)	(20,988)

Income (loss) before reorganization items and income tax benefit	6,490	19,711	(20,350)	(62,147)

Reorganization items	(70)	880	3,474	7,301

Income (loss) before income tax benefit	6,560	18,831	(23,824)	(69,448)

Income tax benefit	(813)	(813)	(346)	(346)

Net income (loss)	$7,373	$19,644	$(23,478)	$(69,102)

Net income (loss) per common share -
Basic	$0.73	$1.94	$(54.86)	$(161.45)
Diluted	$0.68	$1.80	$(54.86)	$(161.45)

Weighted average shares used to compute net income (loss) per common share -
Basic	10,138,795	10,138,358	428,000	428,000
Diluted	10,775,318	10,921,717	428,000	428,000

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$82,383	$81,647
Receivables, net	34,330	39,222
Material and supplies	8,534	8,431
Prepaid expenses	5,261	5,707
Other current assets	1,522	4,566
Total current assets	132,030	139,573
Property, plant and equipment, net	471,716	459,781
Intangible assets, net	41,505	43,315
Other assets	4,017	3,367

Total assets	$649,268	$646,036

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$20,113	$24,162
Accrued expenses	22,319	28,752
Advance billings and customer deposits	14,091	14,948
Other current liabilities	3,202	2,810
Total current liabilities	59,725	70,672
Long-term debt	300,000	300,000
Employee benefit obligations	86,607	94,453
Other liabilities	2,968	2,119
Total liabilities	449,300	467,244

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,139,084 and 10,135,063 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	101	101
Additional paid-in capital	163,708	162,169
Accumulated other comprehensive income	13,386	13,393
Retained earnings	22,773	3,129
Total stockholders’ equity	199,968	178,792

Total liabilities and stockholders’ equity	$649,268	$646,036

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income (loss)	$19,644	$(69,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	47,603	126,275
Employee retirement benefits	(7,846)	(11,446)
Provision for uncollectibles	1,507	4,501
Stock based compensation	1,489	59
Interest cost added to loan principal	—	10,474
Reorganization items	880	7,301
Changes in operating assets and liabilities:
Receivables	1,884	(2,390)
Material and supplies	(103)	(2,633)
Prepaid expenses and other current assets	3,491	(5,712)
Accounts payable and accrued expenses	(8,960)	6,657
Advance billings and customer deposits	(858)	900
Other current liabilities	974	283
Other	(1,059)	359
Net cash provided by operating activities before reorganization items	58,646	65,526
Operating cash flows used by reorganization items	(2,222)	(13,924)
Net cash provided by operating activities	56,424	51,602

Cash flows used in investing activities:
Capital expenditures	(55,156)	(50,611)
Net cash used in investing activities	(55,156)	(50,611)

Cash used in financing activities:
Proceeds from sale of common stock	50	—
Repayments of capital lease	(582)	—
Net cash used in financing activities	(532)	—

Net change in cash and cash equivalents	736	991
Cash and cash equivalents, beginning of period	81,647	96,550

Cash and cash equivalents, end of period	$82,383	$97,541

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$18,858	$9,892
Non-cash investing activities - receipt of equipment for settlement of receivable or for capital lease	2,250	—

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

(Unaudited, dollars in thousands)

				Accumulated	Retained	Total
			Additional	Other	Earnings	Stockholders’
	Common Stock		Paid-In	Comprehensive	(Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficiency)
Successor
Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	1,489	—	—	1,489

Sale of common stock under warrant agreement	4,021	—	50	—	—	50

Net income	—	—	—	—	19,644	19,644
Other comprehensive income — unrealized loss on investments	—	—	—	(7)	—	(7)

Balance, September 30, 2011	10,139,084	$101	$163,708	$13,386	$22,773	$199,968

Predecessor
Balance, January 1, 2010	428,000	$4	$428,993	$(33,191)	$(576,070)	$(180,264)

Stock based compensation	—	—	59	—	—	59

Net loss	—	—	—	—	(69,102)	(69,102)
Other comprehensive income
Reclassification adjustment for recognition of loss on interest rate swap	—	—	—	416	—	416
Unrealized gain on investments	—	—	—	16	—	16

Balance, September 30, 2010	428,000	$4	$429,052	$(32,759)	$(645,172)	$(248,875)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Business Description

Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network servicing approximately 422,000 voice access lines as of September 30, 2011.  The Company also served approximately 216,000 long distance lines and 102,000 High-Speed Internet (HSI) connections as of that date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2011 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $0.7 million and $8.5 million at September 30, 2011 and 2010, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.6 million and $5.0 million for the three and nine months ended September 30, 2011 and $1.5 million and $4.6 million for the three and nine months ended September 30, 2010, respectively.

Earnings per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  The computation of diluted earnings per share excludes the impact of outstanding stock options for Predecessor periods as they were antidilutive to earnings per share.  The denominator used to compute basic and diluted earnings per share by the Successor for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Basic earnings per share - weighted average shares	10,138,795	10,138,358
Effect of dilutive securities:
Employee and director restricted stock units	133,122	145,556
Warrants	503,401	637,803

Diluted earnings per share - weighted average shares	10,775,318	10,921,717

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

4.  Reorganization Items

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting standards for financial reporting by entities in reorganization under the Bankruptcy Code.  The Predecessor’s condensed consolidated statement of operations for the three and nine months ended September 30, 2010 present the results of operations during the Chapter 11 proceedings.  As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case were reported separately as reorganization items due to the bankruptcy.  The operations of the Non-Debtor, included in the condensed consolidated statement of operations and cash flow statement were not significant.

Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Professional fees (reimbursements)	$(70)	$880	$3,476	$7,308
Other	—	—	(2)	(7)

	$(70)	$880	$3,474	$7,301

Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.2 million and $13.9 million for the nine months ended September 30, 2011 and 2010, respectively.

5.  Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Customers and other	$36,151	$40,024
Allowance for doubtful accounts	(1,821)	(802)

	$34,330	$39,222

In the second quarter of 2011, the Company recovered $2.5 million on two large receivable balances previously assumed to be uncollectible.

6.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Property, plant and equipment	$524,573	$468,315
Less accumulated depreciation	(52,857)	(8,534)

	$471,716	$459,781

Depreciation expense amounted to $16.3 million and $45.8 million for the three and nine months ended September 30, 2011.  Depreciation expense amounted to $31.5 million and $96.0 million for the three and nine months ended September 30, 2010.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization — customer relationships	$17,000	$2,795	$14,205	$17,000	$985	$16,015
Not subject to amortization — brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$2,795	$41,505	$44,300	$985	$43,315

Amortization expense amounted to $0.8 million and $1.8 million for the three and nine months ended September 30, 2011.  Amortization expense amounted to $10.1 million and $30.3 million for the three and nine months ended September 30, 2010.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2011 (remaining months)	$760
2012	2,730
2013	2,421
2014	2,112
2015	1,803
Thereafter	4,379

$14,205

7.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Salaries and benefits	$14,999	$21,382
Interest	4,875	4,875
Other taxes	2,445	2,495

	$22,319	$28,752

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

The loans on the term loan bear interest at a Eurocurrency rate on deposits for one, two, three or six month periods but no less than 3% plus a margin of 6%.  The interest rate on the debt at September 30, 2011 was 9%.  The Company may request interest at the rate of 1.5% be paid-in-kind for 2011 and added to the principal balance of the loan.

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

On October 3, 2011, the Company extended its revolving credit facility to mature on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn during the nine months ended and as of September 30, 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Contractual Interest Expense

The Predecessor recorded postpetition interest on prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim.  Had the Predecessor recorded interest expense based on all of the prepetition contractual obligations, interest expense would have increased by $11.9 million and $35.6 million for the three and nine months ended September 30, 2010.

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

The impact of interest rate swaps, classified as cash flow hedges, was for the three and nine months ended September 30, 2010 a reclassification from accumulated other comprehensive loss into income (effective portion recognized as interest expense) in the amount of $0.1 million and $0.4 million, respectively.  Amounts included in accumulated other comprehensive loss for the cash flow hedges were reclassified into earnings as cash interest was paid on the underlying debt that was hedged.  There are no ongoing interest rate hedging activities.

10.   Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees and certain management employees receive postretirement health and life insurance under grandfathered provisions of a terminated plan.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

Pension

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Service cost	$1,821	$5,463	$1,756	$5,268
Interest cost	2,708	8,124	2,537	7,611
Expected asset return	(2,943)	(8,829)	(2,103)	(6,309)
Amortization of loss	—	—	381	1,143

Net periodic benefit cost	1,586	4,758	2,571	7,713

Other Postretirement Benefits

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Service cost	$229	$687	$285	$855
Interest cost	514	1,542	566	1,698
Amortization of gain	(99)	(297)	—	—

Net periodic benefit cost	$644	$1,932	$851	$2,553

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $17.0 million to its pension plan in 2011.  As of September 30, 2011, the Company has contributed $13.3 million.  The Company presently anticipates contributing the full amount during the remainder of 2011.

11.  Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision for the following reasons (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Income tax provision (benefit)	$2,230	$6,403	$(8,100)	$(23,613)
Increase (decrease) resulting from:
Permanent difference	(8,351)	(8,351)	—	—
State income taxes, net of federal income tax	262	753	(953)	(2,778)
Valuation allowance	5,046	382	8,707	26,045

Income tax benefit	$(813)	$(813)	$(346)	$(346)

The permanent difference is attributed to a reduction in certain gains recognized only for income tax return purposes related to emergence from Chapter 11.

A valuation allowance has been provided at September 30, 2011 and December 31, 2010 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company assesses the recoverability of deferred income tax assets and the related valuation allowance on a quarterly basis.  To the extent that the Company consistently generates income in future periods and it determines that such valuation allowance is no longer required, the tax benefit of all or a portion of the remaining deferred tax assets will be recognized at that time.

The Company evaluates its tax positions for liability recognition.  As of September 30, 2011, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three or nine months ended September 30, 2011 or 2010.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

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

As of September 30, 2011, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2011	246,778	$12
Granted	88,222	26
Vested	—	—
Forfeited	(49,723)	15

Nonvested at September 30, 2011	285,277	$16

The Successor recognized compensation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2011.  There was no cash received under all share-based payment arrangements during the same period.  The Company did not receive any tax benefits for the tax deductions from share-based payment arrangements during the period.

Predecessor

The Predecessor recognized share-based compensation expense of less than $0.1 million for the three and nine months ended September 30, 2010 related to option grants.

13.  Restructuring

In the second quarter of 2011, the Company recorded a restructuring expense of $1.9 million included in selling, general and administrative expenses in conjunction with a cost reduction plan in the wireline segment.  The plan is primarily to align the Company’s operations to its current strategic plan and resulted in the termination of approximately six percent of the Company’s workforce.  The restructuring included closure of the Company’s remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions.  In conjunction with closure of the retail stores, the Company recognized a liability for the termination of three retail space leases.

The following is a summary of the major components of the restructuring charges and the remaining accrual balance relating to the restructuring plan (dollars in thousands):

	Severance	Lease Termination	Total

Restructuring expense	$1,477	$470	$1,947
Cash payments	(1,266)	—	(1,266)

Balance at September 30, 2011	$211	$470	$681

14.  Comprehensive Income (Loss)

A summary of components of comprehensive income (loss) is as follows (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Net income (loss)	$7,373	$19,644	$(23,478)	$(69,102)
Other comprehensive income (loss) -
Reclassification adjustment for recognition of loss on interest rate swap	—	—	140	416
Unrealized gain (loss) on investments	7	(7)	25	16
Other comprehensive income (loss)	7	(7)	165	432

Comprehensive income (loss)	$7,380	$19,637	$(23,313)	$(68,670)

15.   Commitments and Contingencies

Collective Bargaining Agreement

On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) expired.  The agreement covers approximately half of the Company’s work force.  On October 31, 2011, the IBEW announced that a majority of union-represented employees rejected the Company’s last, best, and final offer and authorized union leadership to call a strike.  On November 10, 2011, the IBEW declared a work stoppage.  The Company cannot predict the ultimate outcome of the work stoppage including whether management will be able to negotiate a new collective bargaining agreement on terms believed necessary to be competitive.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

September 30, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,754	$1,754
Liabilities - long-term debt (carried at cost)	300,000	296,000

December 31, 2010
Assets - investment in U.S. Treasury obligations (Level 1)	$1,805	$1,805
Liabilities - long-term debt (carried at cost)	300,000	300,000

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

17.  Segment Information

The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides Internet, long distance services, television, managed services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The Other segment consists primarily of wireless services.

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total
Successor
For the three months ended September 30, 2011
Operating revenues
Local voice and other retail services	$63,134	$1,394	$(324)	$64,204
Network access services	32,836	—	—	32,836
	$95,970	$1,394	$(324)	$97,040

Depreciation and amortization	$17,086	$—	$—	$17,086
Net income (loss)	8,170	(797)	—	7,373

For the nine months ended September 30, 2011
Operating revenues
Local voice and other retail services	$192,577	$4,263	$(987)	$195,853
Network access services	100,437	—	—	100,437
	$293,014	$4,263	$(987)	$296,290

Depreciation and amortization	$47,603	$—	$—	$47,603
Net income (loss)	22,501	(2,857)	—	19,644
Capital expenditures	54,977	—	—	54,977

Assets as of December 31, 2010	$645,425	$611	$—	$646,036

Predecessor
For the three months ended September 30, 2010
Operating revenues
Local voice and other retail services	$67,113	$1,524	$(368)	$68,269
Network access services	33,186	—	—	33,186
	$100,299	$1,524	$(368)	$101,455

Depreciation and amortization	$41,572	$32	$—	$41,604
Net loss	(22,639)	(839)	—	(23,478)

For the nine months ended September 30, 2010
Operating revenues
Local voice and other retail services	$198,761	$4,676	$(1,092)	$202,345
Network access services	98,984	—	—	98,984
	$297,745	$4,676	$(1,092)	$301,329

Depreciation and amortization	$126,189	$86	$—	$126,275
Net loss	(66,742)	(2,360)	—	(69,102)
Capital expenditures	52,156	—	—	52,156

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

•                  our ability to negotiate a collective bargaining agreement on reasonable terms with minimal disruption to our customers;

•                  changes in regulations and legislation applicable to providers of telecommunications services;

•                  changes in demand for our products and services;

•                  technological changes affecting the telecommunications industry; and

•                  our indebtedness could adversely affect our financial condition.

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q for a detailed discussion of risks that could materially adversely affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

We have implemented revised strategies designed to stabilize our business and position the Company for growth. We have introduced a number of innovative new products and advanced communications solutions into the marketplace, successfully deployed MPLS core network technologies capable of reaching over 90% of the State population, improved the automation of our systems, grown our broadband market share and made significant progress in rebuilding the brand and image of the Company. We believe the successful execution of these strategies assisted in stabilizing our operating results.

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

In the second quarter of 2011, we initiated a restructuring of selective operations in our wireline segment to align such operations with our current strategic plan.  The restructuring has resulted in termination of approximately six percent of our workforce in the second half of 2011.  The restructuring includes closure of our remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions.  Costs of the restructuring of $1.9 million were recognized in the second quarter of 2011.

On June 24, 2011, the State of Hawaii’s Department of Commerce and Consumer Affairs approved our video franchise application, allowing us to offer video services on the island of Oahu.  On July 1, 2011, we commercially launched our digital television services to selected areas of Oahu.  We are rolling out Hawaiian Telcom TV gradually to selected areas to ensure the delivery of superior service and an ongoing excellent customer experience.  We have converted the majority of our trial customers for television service to paying connections and have initiated targeted marketing efforts resulting in penetration rates consistent with our plan for initial deployment.  This volume is anticipated to ramp up significantly as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, our collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) expired.  The agreement covers approximately half of our work force.  On October 31, 2011, the IBEW announced that a majority of union-represented employees rejected our last, best, and final offer and authorized union leadership to call a strike.  On November 10, 2011, the IBEW declared a work stoppage.  We cannot predict the ultimate outcome of the work stoppage including whether we will be able to negotiate a new collective bargaining agreement on terms we believe are necessary to be competitive.

On October 27, 2011, the Federal Communications Commission (“FCC”) adopted new rules governing Universal Service Fund (“USF”) support and inter-carrier compensation (“ICC”) reform. Among other things, the FCC adopted a new ICC regime that will result in the elimination of terminating switched access revenue charges over six years. Additionally, the FCC will redirect high-cost USF support that is used currently for basic telephone service to support for broadband (including mobile broadband) service in unserved geographical areas.  While the full order pertaining to these new rules has not been released, we are evaluating the new rules and assessing the potential impact on our results of operations.

Segments and Sources of Revenue

We operate in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by our chief operating decision maker.  Our chief operating decision maker is our Chief Executive Officer.

Overview

We operate the incumbent local telecommunications company that serves business and residential customers in the State of Hawaii.  We offer our customers a variety of telecommunication services including local telephone, network access, long distance, High-Speed Internet (HSI) and other Internet, television, and other telecommunication services and sales, and wireless services.

Wireline Services

The Wireline Services segment derives revenue from the following sources:

Local Services — We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services — We receive revenue from charges established to compensate us for origination, transport and termination of calls for long distance and other interexchange carriers.  These include subscriber line charges imposed on end users, and switched and special access (data line and Dedicated Internet Access) charges paid by carriers and others.

Long Distance Services — We receive revenue from providing toll, or long distance, services to our customers.

High-Speed Internet and Other Internet Services — We provide HSI to our residential and business customers.

Other Services and Sales — Other services and sales include managed services, inside wire maintenance, and installation and maintenance of customer premise equipment.  In 2010, the Company began offering customers a digital television service in select areas on a no-fee trial basis and launched this service commercially in July 2011.

Other

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

As discussed above, we emerged from Chapter 11 and adopted fresh-start reporting on October 31, 2010. References to “Predecessor” refer to the Company prior to and on October 31, 2010.  References to “Successor” refer to the Company after October 31, 2010 after giving effect to the plan of reorganization and application of fresh-start reporting.  As a result of the application of fresh-start reporting, the Successor’s financial statements are not comparable with the Predecessor’s financial statements.  However, for purposes of the discussion of the results of operations, the Successor results for the three and nine months ended September 30, 2011 have been compared to the Predecessor results for the three and nine months ended September 30, 2010.  In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor periods to aid in the understanding of our performance.

The Successor reported net income of $7.4 million and $19.6 million for the three and nine months ended September 30, 2011.  The Predecessor reported a net loss of $23.5 million and $69.1 million for the three and nine months ended September 30, 2010.

Operating Revenues

The following tables summarize our volume information as of September 30, 2011 and 2010, and our operating revenues for the three and nine months ended September 30, 2011 and 2010.  For comparability, we also present customer activity as of September 30, 2011 compared to June 30, 2011.

Volume Information

September 2011 compared to September 2010

	September 30,	September 30,	Change
	2011	2010	Number	Percentage

Voice access lines
Residential	227,064	245,102	(18,038)	-7.4%
Business	189,927	196,710	(6,783)	-3.4%
Public	4,657	4,795	(138)	-2.9%
	421,648	446,607	(24,959)	-5.6%

High-Speed Internet lines
Residential	83,636	79,993	3,643	4.6%
Business	17,176	16,624	552	3.3%
Wholesale	1,164	1,227	(63)	-5.1%
	101,976	97,844	4,132	4.2%

Long distance lines
Residential	139,193	150,018	(10,825)	-7.2%
Business	76,895	79,499	(2,604)	-3.3%
	216,088	229,517	(13,429)	-5.9%

September 2011 compared to June 2011

	September 30,	June 30,	Change
	2011	2011	Number	Percentage

Voice access lines
Residential	227,064	232,344	(5,280)	-2.3%
Business	189,927	191,466	(1,539)	-0.8%
Public	4,657	4,717	(60)	-1.3%
	421,648	428,527	(6,879)	-1.6%

High-Speed Internet lines
Residential	83,636	83,242	394	0.5%
Business	17,176	16,934	242	1.4%
Wholesale	1,164	1,173	(9)	-0.8%
	101,976	101,349	627	0.6%

Long distance lines
Residential	139,193	142,416	(3,223)	-2.3%
Business	76,895	77,775	(880)	-1.1%
	216,088	220,191	(4,103)	-1.9%

Operating Revenues (dollars in thousands)

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Wireline Services
Local services	$36,902	$38,828	$(1,926)	-5.0%
Network access services	32,836	33,186	(350)	-1.1%
Long distance services	7,777	8,632	(855)	-9.9%
High-Speed Internet and other Internet	8,920	8,506	414	4.9%
Other services and sales	9,535	11,147	(1,612)	-14.5%
	95,970	100,299	(4,329)	-4.3%
Other	1,070	1,156	(86)	-7.4%

	$97,040	$101,455	$(4,415)	-4.4%

For Nine Months

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Wireline Services
Local services	$110,980	$118,477	$(7,497)	-6.3%
Network access services	100,437	98,984	1,453	1.5%
Long distance services	24,428	26,340	(1,912)	-7.3%
High-Speed Internet and other Internet	26,466	25,617	849	3.3%
Other services and sales	30,703	28,327	2,376	8.4%
	293,014	297,745	(4,731)	-1.6%
Other	3,276	3,584	(308)	-8.6%

	$296,290	$301,329	$(5,039)	-1.7%

The decrease in local services revenues was caused primarily by the decline in voice access lines of 5.6% ($2.2 million and $6.6 million of the decline in revenue for the three and nine month periods, respectively) as well as competitive pricing pressures which is the majority of the cause of the remaining dollar decline for the nine month period.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Network access revenue decreased for the three months ended September 30, 2011.  The decrease is primarily due to the decline in voice access lines.  Network access revenue increased for the nine months ended September 30, 2011 due to the increase in demand for data services generating additional revenue of $4.1 million which was partially offset by the revenue impact of the decline in voice access lines.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI and other Internet revenues has increased when compared to the prior year as an approximate 4.2% growth in our HSI subscriber count ($0.4 million and $1.1 million of the increase in revenue for the three and nine month periods, respectively) was partially offset by lower rates in response to the competitive environment.  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

Other services and sales decreased for the three months ended September 30, 2011 when compared to the same period in the prior year because of lower levels of government equipment sales during the period.  For the nine months ended September 30, 2011, other services and sales increased because of more sales and installations of customer premise equipment for certain large government customers in 2011.

Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2011 compared to the costs and expenses for the three and nine months ended September 30, 2010 (dollars in thousands):

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$39,055	$41,943	$(2,888)	-6.9%
Selling, general and administrative expenses	28,066	31,145	(3,079)	-9.9%
Depreciation and amortization	17,086	41,604	(24,518)	-58.9%

	$84,207	$114,692	$(30,485)	-26.6%

For Nine Months

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$121,585	$121,557	$28	0.0%
Selling, general and administrative expenses	88,584	94,656	(6,072)	-6.4%
Depreciation and amortization	47,603	126,275	(78,672)	-62.3%

	$257,772	$342,488	$(84,716)	-24.7%

The Company’s total headcount as of September 30, 2011 was 1,300 compared to 1,440 as of September 30, 2010.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The decrease for the three months ended September 30, 2011 was because of a decrease in customer premise equipment costs of $2.2 million as a result of decreased customer premise equipment revenues and by a $1.1 million decline in employee benefit costs.  The cost of revenues for the nine months ended September 30, 2011 was comparable to the same period in the prior year as a $3.2 million decline in employee benefit costs was offset by higher electricity costs of $3.1 million on higher electricity rates.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease in expenses was because of more favorable rates on information technology outsourcing for a benefit of $1.0 million and $5.2 million for the three and nine months ended September 30, 2011, respectively.  In addition, there was a decline in bad debt expense of $0.7 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, with improved collection efforts and bad debt recoveries.  A reduction in advertising of $0.7 million for the three months ended September 30, 2011 also contributed to the decrease.  During the second quarter of 2011, we also incurred $1.9 million of restructuring costs.

Depreciation and amortization decreased because of the new lower basis assigned to our long-lived assets in fresh-start accounting.

Other Income (Expense)

The following table summarizes other income (expense) for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands).

For Three Months

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Interest expense	$(6,364)	$(7,142)	$778	-10.9%
Interest income and other	21	29	(8)	-27.6%

	$(6,343)	$(7,113)	$770	-10.8%

For Nine Months

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended	Change
	September 30, 2011	September 30, 2010	Amount	Percentage

Interest expense	$(18,858)	$(21,047)	$2,189	-10.4%
Interest income and other	51	59	(8)	-13.6%

	$(18,807)	$(20,988)	$2,181	-10.4%

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

Reorganization Items

Reorganization items represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are presented separately in our condensed consolidated statements of operations.  Such items consist of the following (dollars in thousands):

	Successor		Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Professional fees (reimbursements)	$(70)	$880	$3,476	$7,308
Other	—	—	(2)	(7)

	$(70)	$880	$3,474	$7,301

Reorganization professional fees declined as the activity related to the Chapter 11 reorganization has diminished.

Income Tax Benefit

A valuation allowance has been provided at September 30, 2011 and December 31, 2010 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We assess the recoverability of the deferred income tax assets and the related valuation allowance on a quarterly basis.  To the extent that we consistently generate income in future periods and it is determined that such valuation allowance is no longer required, the tax benefit of all or a portion of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $82.4 million. From an ongoing operating perspective, our cash requirements in 2011 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

We have continued to take actions to conserve cash and improve liquidity.  Actions have also been taken to generate further operating efficiencies and focus on expense management.  In order to reduce our cash usage we will continue to execute our cash management program.

We have taken a number of other actions to improve operating results, including efforts to simplify product offerings, introduce new products and services, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Sustained declines in the value of pension trust assets and relatively high levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

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

Cash Flows for Nine Months Ended September 30, 2011 and 2010

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

Net cash provided by operations amounted to $56.4 million for the nine months ended September 30, 2011.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $51.6 million for the nine months ended September 30, 2010 for the Predecessor.  The increase in cash provided by operating activities is attributed to improved collection of receivables.

Cash used in investing activities was comprised of $55.2 million and $50.6 million of capital expenditures for the nine months ended September 30, 2011 and 2010, respectively.  The level of capital expenditures for 2011 is expected to be comparable to 2010 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the nine months ended September 30, 2011 was comprised of $0.1 million in proceeds received from the sale of common stock under our warrant agreements and payments on a capital lease of $0.6 million.

Outstanding Debt and Financing Arrangements

As of September 30, 2011, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2015.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms either now or anytime before maturity cannot be assured.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2011 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of September 30, 2011. Based on their evaluations, as of September 30, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Our business may be adversely impacted by the current work stoppage or failure to negotiate a satisfactory new collective bargaining agreement.

Approximately half of our workforce is represented by the International Brotherhood of Electrical Workers Local 1357 (the “IBEW”).   On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company’s collective bargaining agreement with the IBEW expired.  On October 31, 2011, a majority of the union employees rejected our final offer and authorized union leadership to call a strike.  On November 10, 2011, the IBEW declared a work stoppage.  We cannot predict the ultimate outcome of the work stoppage including whether we will be able to negotiate a new collective bargaining agreement on terms we believe are necessary to be competitive.  While we have contingency plans in place, the work stoppage or inability to negotiate more competitive terms with the IBEW could have a material adverse impact on our operations and financial results.

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on November 14, 2011 announcing its 2011 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 14, 2011	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

November 14, 2011	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 14, 2011 announcing 2011 third quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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