Form 10-K
period 2011-12-31
Hawaiian Telcom Holdco, Inc.
filed 2012-03-15
CIK 1487986

Use these links to rapidly review the document
HAWAIIAN TELCOM HOLDCO, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

808-546-4511
(Registrant's telephone number, including area code)

         Securities to be registered pursuant to Section 12(b) of the Act: None

         Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2011 was $260,873,250.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         As of March 14, 2012, 10,243,586 shares of the registrant's common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement dated March 14, 2012 (Part III of Form 10-K)

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

PART I

Item 1.    Business

Business Overview

        Hawaiian Telcom Holdco, Inc. (the "Company") is the largest full-service provider of communications services and products in Hawaii. We operate two primary business segments:

        Wireline Services.    This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Wireline Services segment provides high-speed Internet, long distance services, next generation television service, next generation Internet protocol (IP)-based network services, customer premises equipment, data solutions, billing and collection, and pay telephone services. Our services are offered on all of Hawaii's major islands, except for our next generation television service, which currently is available only on parts of the island of Oahu. As of March 1, 2012, our telecommunications operations served approximately 412,200 local access lines, of which 53% served residential customers and 46% served business customers, with the remaining 1% serving other customers; 210,300 long distance lines, of which 64% served residential customers and 36% served business customers; and 104,000 high-speed Internet lines, which served 85,300 retail residential lines, 17,600 retail business lines, and 1,100 wholesale business and resale lines.

        Other.    This segment consists primarily of wireless services, including the sale of wireless handsets and accessories.

History and Organizational Structure

  General

        The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 128 years as Hawaii's communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services, Inc. (collectively, the "Verizon Hawaii Business")) were transferred to Verizon Holdco LLC, which then was merged (the "2005 Acquisition") with and into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. As a result of the 2005 Acquisition, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of Hawaiian Telcom Communications, Inc.

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

        Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates our other businesses including our long distance, Internet, advanced communication and network services, managed and cloud-based services, and wireless businesses. It also operated a directories publishing business until November 30, 2007, when it consummated the sale of the business to HYP Media Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of CBD Investor, Inc. In connection with the sale, HYP Media Holdings LLC entered into a 50-year publishing agreement pursuant to which it serves as the exclusive, official publisher of telephone directories on behalf of Hawaiian Telcom, Inc. Under this agreement, HYP Media Holdings LLC publishes both white and yellow pages print telephone directories under the Hawaiian Telcom® brand.

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

        Under the Plan of Reorganization, the senior secured lenders under an Amended and Restated Credit Agreement dated as of June 1, 2007 and the swap counterparties (collectively, the "Senior Secured Creditors") received nearly all of the new equity of the reorganized Company. The Plan of Reorganization and the Confirmation Order provided for:

  •
  the cancellation of (i) the Debtors' obligations under the Amended and Restated Credit Agreement and under a Senior Notes Indenture and Subordinated Notes Indenture with respect to $500 million in Senior Notes and Subordinated Notes; (ii) all outstanding shares of the existing stock of the Company, and (iii) all outstanding options and other rights to purchase or otherwise receive shares of the existing stock of the Company;

  •
  the issuance of (i) 10 million shares of new common stock of the Company (the "Common Stock") to the holders of senior secured claims and (ii) 135,063 shares to certain holders of unsecured claims who exercised subscription rights for the right to receive shares of Common Stock;

  •
  the reservation of 1,290,680 shares of the outstanding Common Stock for a new management compensation incentive program (the "2010 Equity Incentive Plan");

  •
  the issuance to certain holders of Senior Notes with allowed claims of warrants to acquire 1,481,055 shares of Common Stock with an exercise price of $14.00 per share and an expiration date of October 28, 2015;

  •
  the receipt by unsecured creditors of cash in an amount equal to their pro rata share of $500,000; and

  •
  a new senior secured term loan with the Senior Secured Creditors with a first priority lien on all assets of the Debtors in the original principal amount of $300 million (subsequently replaced with a new $300 million senior secured term loan on February 29, 2012 (the "Term Loan")).

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

        In recent years, the U.S. telecommunications industry has undergone significant structural changes. Many of the largest service providers have achieved growth through acquisitions and mergers, while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation. Despite these changes, the demand for all types of telecommunications services, particularly data services, has not diminished, and telecommunications companies increasingly bundle services and provide integrated offerings for end-user customers.

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

Our Business Strategy

        Our primary objective is to grow our business with a focus on delivering superior service to our customers, so that we can be recognized as the number one service provider of innovative "Always OnSM" communication, information and entertainment solutions to the people and businesses of Hawaii. In furtherance of that objective, in the second quarter of 2011, we made organizational changes to better align our operations in order to improve our service delivery and better support the implementation of our strategic plan. A Chief Operating Officer position was created, and a number of existing departments were re-organized into two new functional teams—a customer operations team and a technology team—both of which report to the Chief Operating Officer. The customer operations team, headed by the Senior Vice President—Customer Operations, serves as the primary support for our customers across the Company and includes several of our network, back-office and field operations departments. This team owns all operational factors of the customer experience, and ensures that we provide superior service in every aspect from ordering to installation to billing and servicing. The technology team, headed by the Senior Vice President—Technology, integrates our network planning, network engineering and IT departments into a single group under one leader in order to better align and leverage our technical skill sets through a more collaborative structure. The technology team integrates network and systems architectures to support IP-based solutions and infrastructure using in-house resources and a make versus buy deployment approach. This will help accelerate our infrastructure deployment, improve our speed to market, and reduce the reliance on third-party vendors, which should reduce the cost of operations.

        The key elements of our business strategy include the following:

  •
  Further leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communication and network services. We completed the build out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy fiber-to-the-node (FTTN) access technologies over fiber optic cables to enhance and expand the speed and reach of our broadband network. We are deploying high-speed VDSL2 technology, which enables us to deliver new broadband consumer services, such as our next generation television service, over our broadband network. We have deployed advanced services to upgrade business customers, including business Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP-VPN), and managed and cloud-based services, and continue to enhance our services by adding new features and functionality.

  •
  Drive a customer- and sales-focused organization.  Our newly-created customer operations team allows us to more effectively focus on our customers and strive to ensure the successful delivery of our services. We strive to deliver a consistent and comprehensive customer experience.

  •
  Deliver new and innovative products and solutions to attract and retain customers.  We have successfully added and expect to continue to add new products and services to our customer offerings. We offer a full range of services including voice, Internet, data, customer premises equipment (CPE), wireless, advanced communication and network services, and managed and cloud-based services supported by the reach and reliability of our network and Hawaii's only 24x7 state-of-the-art network operations center. Our suite of IP-based services, such as our business VoIP and IP-VPN services, better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant video and entertainment market opportunity.

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

Our Competitive Strengths

        We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

  •
  Strong Local Presence.  We have been serving Hawaii's communities for over 128 years and employ approximately 1,300 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. We understand our customers' needs because they are our needs as well. We share Hawaii's history, heritage, and values. We are locally managed, making us more competitive and responsive to Hawaii's consumers and businesses.

  •
  Growth-Oriented Product Portfolio.  We are the only communications service provider in our market that can provide such a broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communication and IP-based network services, and managed and cloud-based services. Our expanding service suite, including high-quality enhanced data networking services such as our business VoIP and IP-VPN services, and our managed services, are targeted at the key growth areas in our marketplace. Our next generation video service, employing Microsoft® Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity that we currently do not address today.

  •
  Advanced Network Infrastructure.  We own the State's most extensive and reliable communications network, which includes approximately 85,000 strand miles of fiber optic cable and more than 11,500 route miles of copper wire distribution lines. We completed the build out of our MPLS core network, which is deployed statewide and allows us to deliver IP-based services to well over 90% of the State's population. Our network is supported by Hawaii's only 24x7 state-of-the-art network operations center. We continue to push fiber deeper into the network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

  •
  Attractive Market Characteristics.  Hawaii compares favorably to national averages in median household income (approximately $64,000 vs. $52,000) (more so for Oahu (approximately $70,000) where the majority of the population resides). Our market is characterized by high density, with approximately 70% of the state's population concentrated on Oahu over an area of approximately 598 square miles, or 1,600 persons per square mile. In addition, 37% of the households in Hawaii reside in multi-dwelling units (MDUs)—43% on Oahu—compared with 22% in the U.S. overall. More specifically, 25% of the households on Oahu reside in housing structures with 20 or more units versus 8% in the U.S. overall.

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

  Long Distance Services

        We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls and regional toll calls made to points outside a customers' local calling area, but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of March 1, 2012, we served approximately 210,300 long distance lines, of which 64% served residential customers and 36% served business customers.

  Internet Services

        We provide high-speed Internet (HSI) access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 79 of our 86 central offices. As of March 1, 2012, we served approximately 85,300 retail residential HSI lines, 17,600 retail business HSI lines, and 1,100 wholesale business and resale HSI lines. We also provided dial-up Internet access to approximately 1,100 subscribers as of the same date.

  Managed and Cloud-Based Services

        We provide managed services as an end-to-end solution that manages, monitors, and supports a business' network, customer premise equipment (CPE), and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day-to-day management of their networks to us. Our managed services product portfolio consists of managed network and security services, collocation services, IT professional services, and security consulting.

        In December 2011, we launched cloud services in the form of data protection service as a new addition to our business product portfolio. Our data protection service enables a business customer to make a back-up of the information that resides on its computer systems and store it at an off-site storage system provided by us. Based on the size of the back-up storage requirement, we provide a network connection and a reliable, robust storage back-up system. Customers can be confident that they have a secure back-up solution that grows as their businesses grow, without continually having to invest additional capital for back-up servers and tape drive systems. Since the back-up is stored offsite and can be retrieved as needed over the network, the data protection service provides an additional level of security in the event of a fire or other catastrophic event at the customer's site.

  Advanced Communication and Network Services

        The role of business communication providers is evolving. Consistent with this, we have been pursuing opportunities to expand into application-centric, advanced communication and network services. Our advanced communication and network services include Routed Network Service, a high-performance IP network service for business customers; Enhanced Internet Protocol Data Service, a multipoint Ethernet virtual private local area network service; and Business All-in-One, a business VoIP service that provides small-to-medium-sized businesses with complete communication needs in a hosted package.

  Next Generation Television Service

        In June 2011, we obtained a fifteen-year video franchise from the State of Hawaii to provide our next generation video service on the island of Oahu. Shortly thereafter, on July 1, we began a staged commercial launch of our video service. The commercial launch is being rolled out in a measured way in order to ensure a positive customer experience. Our Hawaiian Telcom TV service will be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With video, we are now able to market a triple play bundle in certain areas of the island of Oahu. During 2011, we continued to develop a network capable of providing integrated digital video, high-speed broadband and voice services to new and existing customers. In addition to investing in our network to offer video services, we have developed the requisite hardware and software platform and secured programming content.

  Other Wireline Services

        We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. Customer premises equipment services are also an area of potential growth as attractive contracts with major equipment providers allow us to offer complete voice and data network and management solutions. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for collocation services. We also offer public pay telephone services at approximately 4,700 locations throughout the State of Hawaii.

  Other

        We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was effective as of May 2009, had an initial term of three years renewable for up to three additional one-year terms, and recently was renewed by us for a one-year term expiring in May 2013.

Markets and Customers

  Wireline Services

        We have been a telecommunications provider in Hawaii for more than 128 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the state's most extensive local telecommunications network, with approximately 412,200 local access lines served as of March 1, 2012, of which 53% served residential customers, 46% served business customers, and the remaining 1% served other customers. Other customers include (1) interexchange carriers that pay for access to long distance calling customers located within our local service area and (2) CLECs that pay for wholesale access to our network to provide competitive local service on either a resale or unbundled network element (UNE) basis as prescribed under the Communications Act of 1934, as amended (the "Communications Act").

        Our market is characterized by high population density, with approximately 70% of the state's population concentrated on Oahu. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost-effective manner and to market and sell our services more effectively. Given Hawaii's geographic location, its distance from the mainland United States and the diversity of its population (approximately 39% being of Asian descent), Hawaii residents and businesses have telecommunications needs that may be different from those on the mainland United States. Furthermore, in 2011, the median household income in Hawaii is estimated at approximately $64,000, compared to the national average of approximately $52,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

        Our business marketplace is dominated by several key industries. State and federal government account for 18.4% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government is one of our largest customers. The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii's small business market (in the aggregate) is also a key driver of Hawaii's economy—approximately 95% of the companies in Hawaii employ fewer than

50 employees, and these businesses make up a market of approximately 51,000 business customers. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

  Other

        We have been providing wireless services since 2005. It is estimated that there are approximately 1.3 million wireless subscribers in Hawaii. Currently, less than 1% of these subscribers utilize us as their wireless provider. We are investigating opportunities to capture a greater share of this market and to leverage the Hawaiian Telcom® brand and our existing customer base to enhance customer loyalty for our various product and service offerings.

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

        The local cable operator Oceanic Time Warner, a subsidiary of Time Warner Cable Inc., the second largest cable operator in the United States, is one of our most significant competitors. Approximately 89% of the households in Hawaii (93% of households on Oahu) subscribe to Oceanic's cable service. Oceanic also has the majority share of the high-speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high-speed Internet, and voice services through competitive bundled offerings. In addition, Oceanic has targeted communications service offerings to small and medium-sized businesses.

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

        The advanced communication and network services business, as well as the managed and cloud-based services business, are highly competitive due to the absence of significant barriers to entry. The emergence of non-traditional, application-centric players in the market is redefining the role of service providers in these fields. We currently compete for business customers with vendors such as tw telecom of hawaii l.p., Wavecom Solutions Corporation, NetEnterprise Inc., Tri-net Solutions, L.L.C., Dell SecureWorks, Perimeter E-Security, World Wide Technology, Inc., SystemMetrics Corporation and other traditional and non-traditional carriers.

        We employ a number of strategies to combat the competitive pressures. Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and upselling services to existing customers, new customer growth, winbacks of former customers, new product and feature deployment, and by managing our profitability and cash flow through targeted reductions in operating expenses and efficient deployment of capital. Key to success in these strategies is continued

enhancement and expansion in the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace. Another key is a focus on enhancing the customer experience, as we believe exceptional customer service will differentiate us from our competition. Customers expect industry leading service from their service providers. As technologies and services evolve, the requirement of the carrier to excel in this area is crucial for customer retention.

Network Architecture and Technology

        Our strategy is to build and operate the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services beginning in 2007 and managed and cloud-based services beginning in 2008. In 2011, we invested approximately $66.7 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2011 to add hundreds of miles to our state-leading fiber network and continuing our transformation toward an optical, IP-based broadband network.

  Packet Optical Network

        Our statewide MPLS network is unmatched in reach, capacity, resiliency, and reliability in Hawaii. Consisting of 7 core routers and 38 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features to meet our customers' needs, including advanced traffic engineering support of intelligent QoS, Service OAM capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, support for IPv6, carrier grade Ethernet, and up to 40Gb/100Gb Ethernet access (future). Driven by high-bandwidth demands from our high-speed Internet service, IPTV service, wireless backhaul, and other retail and wholesale business requirements, in 2011 we began to deploy our next generation packet-optical transport network. This next generation platform combines WDM transport, ROADMs, SONET/SDH ADMs, and centralized carrier Ethernet switching in a single converged device allowing us to meet the growing bandwidth needs at an affordable price while accommodating traditional SONET-based services for transition from our legacy services. Packet-optical nodes were deployed over new fiber connections to Molokai and Lanai, and new nodes were established on Oahu and the island of Hawaii. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, 21 Frame Relay switches and 13 asynchronous transfer mode (ATM) switches. There are also 988 Synchronous Optical Network (SONET) rings in service.

        Our telecommunication infrastructure includes more than 13,700 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave provides additional inter-island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are also connected by trans-Pacific fiber optic cables between the Hawaiian islands and to the U.S. Mainland which provide ring diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

  Voice Network

        We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. New services such as SIP trunking and hosted PBX were scoped and developed for early introduction to our business customers in 2012, thereby expanding our Business All-in-One (BAiO) offering.

        As of March 1, 2012, we owned 107 local base and remote switches and five tandem switches serving approximately 446,600 total lines on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Alcatel-Lucent and Genband. Since 2002, we have updated our infrastructure to meet the technological needs of our customers. Our switches on every island are linked through a combination of extensive aerial, underground and undersea cable, as well as microwave facilities, allowing us to provide our services to customers in a very challenging geographical territory. Our signal transfer points (STPs) are next generation IP router based, ensuring a smooth migration to IP.

  Access Infrastructure

        We continue our aggressive investment to transform our access network to a high-speed, fiber-based broadband network. In 2011, we continued to deploy fiber-to-the-premise (FTTP) solutions to serve greenfield multi-dwelling unit (MDU) and single-family subdivision developments, adding 5 new developments and bringing the total FTTP developments to 31. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our video services, and reduce maintenance costs. We also engaged in a construction plan to expand our fiber network deep into neighborhoods, shortening over 25,000 customer loops to 3,000 feet or less using FTTN technology while at the same time building out fiber networks to approximately 200 cell sites across the State of Hawaii to provide wireless backhaul to our wireless carrier customers. These network enhancements allowed the introduction of higher broadband services and our video services. New access technologies introduced in 2011 included Ethernet-over-T1 access. This technology allows customers to receive Ethernet services over legacy TDM services. This not only allows a simplified transition for customers with existing T1 services, but also expanded the footprint for our IP services to many areas across the State.

  Next Generation Television Service

        The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next generation television service on July 1, 2011, across many of our central offices on Oahu. Utilizing Microsoft® Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP-based network and provide our customers with new viewing experiences and applications. Our successful launch prompted expedited augments in some areas after just five weeks of deployment. Spurred by this demand, we successfully deployed services to both copper-fed and fiber-fed customers and have converted entire MDU complexes to our new service.

  Network Surveillance and Operations

        Our statewide network infrastructure is monitored and managed by our world-class Network Operations Center (NOC) located in Honolulu. The NOC provides surveillance 24x7, 365 days a year, for our statewide network consisting of 86 central offices, associated interoffice facilities, and microwave radio towers. Our network infrastructure for voice, data, and video is monitored proactively with state-of-the-art performance and fault management systems. Customer networks are also monitored proactively in the NOC upon request. We have a customer service center which also operates on a 24x7, 365 days a year basis to handle customer inquiries and repairs, and provide call completion services. All customer installations and repairs requiring a field technician are offered during extended hours and coordinated by our Dispatch Center. All construction activity, for both outside and inside plant, is coordinated by our engineering operations team located at our main office on Oahu.

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

Information Technology and Support Systems

        A number of IT-related initiatives, beginning in 2010 and continuing to the present, are aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. In order to align with our corporate strategies to grow the business market, improve operational efficiencies, and enrich the customer experience, we made the decision in 2011 to branch future business products and system capabilities development towards an in-source agile development model built on new systems architecture. Our systems have evolved and we continue to focus our strategy towards a customer-centric architecture. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development. This approach relies on efficiencies gained with increased system/software modularity and service abstraction which exposes product commonalities and reuse of common components for multiple purposes. The end-to-end system design is built on a select combination of proven commercial platforms. The service delivery mechanisms are comprised of internally-designed and developed systems purpose built for functions such as inventory and network activation and select niche applications that offer optimal capabilities and flexibility at the network layer.

        In order to implement this customer-centric architecture, we significantly increased the size of our internal software development team in 2011, with primary focus on our growth-based IP business products for which we have created new business functionality in the domains of service delivery and systems-to-business processes alignment. Such enhancements include creating on-line ordering capability for business customers, as well as introducing automated flow-through from order entry through billing for orders from our wholesale customers. These efforts reduce manual processing of complex orders, increased productivity, and enhanced overall data quality. The end result is increased data integrity, faster order processing speeds, increased productivity, and an improved customer experience. To make the delivery of IT services more cost effective and efficient, we continue with the process of consolidating our two data centers and implemented a state-of-the-art virtualization platform to support our growing computer needs. This effort has lowered the operating costs and energy consumption at our data centers and improved the efficiency and reliability of our operations.

        We also have aggressively pursued initiatives to reduce our cyber security-related risks. During 2011, we re-aligned and expanded our information security organization and completed a number of technology and resource investments to improve further our security posture in critical areas. These and other changes reflect our on-going commitment to securing our information assets and protecting sensitive data held and carried by our information systems. In the third quarter of 2011, our information security team completed a multi-year project to outsource all payment processing activities to established third party business partners. As a result, we no longer process or store payment card information on our networks or servers. This significantly reduced the risk of a breach to payment card data, and greatly reduced our operational costs of complying with related regulations and standards.

        As is the case with other telecommunications companies, we are an on-going target for cybercriminals. However, there have been no noteworthy security incidents during 2011. Our information security team continues to work closely with law enforcement at the federal, state and local levels, and we adjust our protection schemes as necessary. We remain committed to invest appropriately in initiatives that reduce our cyber security risk.

Employees

        As of March 1, 2012, we employed approximately 1,300 full-time employees in Hawaii. Of the total employees, 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreement with IBEW Local 1357 expired October 24, 2011, after having been extended several times beyond the original September 12, 2011 expiration date while we and IBEW Local 1357 continued negotiations on a new collective bargaining agreement with the facilitation of a federal mediator. In October 2011, we made a last, best and final offer that sought to balance all parties' needs with the realities of competition in the communications business and a challenging economy, but a majority of union-represented employees rejected that offer and authorized union leadership to call a strike. A two-day work stoppage was initiated by IBEW Local 1357 in November 2011, with no material impact to our customers. In December 2011, an updated last, best and final offer was made and also rejected, but we and IBEW Local 1357 have agreed there will be no work stoppage or slowdown and no lockout while discussions continue. We implemented the terms of our updated last, best and final offer effective January 1, 2012, with changes to retirement benefits that took effect on March 1, 2012. In January 2012, IBEW Local 1357 filed an unfair labor practices charge with the National Labor Relations Board (NLRB) contesting our declaration of impasse and implementation of our updated last, best and final offer. There is no set timeline for resolving this charge at this point. Our union-represented employees continue to work and discussions are continuing. We believe we have adequate contingency plans and preparations in place to ensure that our customers continue to receive services.

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

  Universal Service

        As a provider of interstate telecommunications, we are required to contribute to federal universal service programs. The FCC adjusts the contribution amount quarterly and may increase or decrease this amount depending on demand for support and the total base of contributors. Pending proposals to change the contribution methodology could increase or reduce our total obligation to this funding. We also draw Interstate Access Support from this funding, which is frozen and subject to phase out, as further described below.

        On December 31, 2007, we filed a petition with the FCC requesting a waiver to determine our eligibility to receive federal high-cost loop support according to our average line costs per wire center instead of our statewide average line costs. In Order and Further Notice of Proposed Rulemaking WC Docket No. 10-90, FCC 11-161, which was released on November 18, 2011, the FCC denied our petition on the grounds that the reforms adopted in the Order could provide the relief we had sought in our waiver petition, and to the extent they did not, we could seek additional targeted support through a request for waiver of the new rules.

        In November 2011, the FCC released its "Connect America Fund" Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transforms the FCC's universal service and intercarrier compensation systems into a new Connect America Fund ("CAF"), which will fund broadband deployment in areas unserved by an unsubsidized wireline competitor and eventually will replace all existing high-cost support for voice services. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF support first will be distributed pursuant to a forward-looking cost model to carriers that make a state-wide commitment to meet minimum broadband deployment obligations established by the FCC. If the price cap carrier declines to make that commitment, CAF support will be distributed in accordance with competitive bidding open to all eligible carriers. In the interim, until the CAF is fully operational, a price cap carrier's Interstate Access Support will be frozen at current levels, but continued receipt of such funds is conditioned on the carrier meeting FCC broadband deployment obligations including speed and other technical parameters of service. In addition, the FCC will make an additional $300 million in CAF funding available to price cap carriers willing to commit to meeting these broadband public interest requirements. A number of details, such as the makeup and results of the cost model used to determine support levels, are still to be developed through future rulemaking proceedings. In addition, a number of petitions for reconsideration of the FCC's Order, as well as multiple appeals, have been filed. We do not know when this proceeding will be concluded, how the FCC will implement the programs, or how accurate the cost model will be, and therefore do not know how this proceeding ultimately will impact our universal service support level.

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

        Our interstate and intrastate access charge levels will be fundamentally affected by the FCC's reform of intercarrier compensation, described below.

  Federal Framework for Intercarrier Compensation

        In its "Connect America Fund" Order (see "—Universal Service" above) that reformed universal service, the FCC also fundamentally restructured the regulatory regime for intercarrier compensation. Intercarrier compensation consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC required that most intercarrier compensation be eliminated, and that a system of "bill & keep" replace it whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase-down of those rates over a six-year period for price cap companies such as our subsidiary Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized carriers (1) to assess its end user customers a limited recovery charge that would increase over time as intercarrier compensation rates decline, and (2) to receive CAF support in limited amounts subject to specific requirements, to be phased out over a three-year period beginning in 2017. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol-based service providers on a prospective basis, subject to the same interim phase-down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and video services. A number of petitions for reconsideration of the FCC's order, as well as multiple court appeals, have been filed. It is currently unknown the extent to which the company will be able to implement the recovery charge on end user customer bills to recover part of the expected loss of revenue given the competitive market environment.

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

        In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain specified advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since Hawaiian Telcom Communications, Inc. was part of Verizon when the original Verizon petition for forbearance was filed. This action permits us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions of offering. In October 2011, tw telecom of hawaii l.p. and others filed a petition requesting the FCC to reverse in part the forbearance deemed granted to Verizon by operation of law. We filed comments in opposition to the petition. There is no definite timeframe for an FCC decision on this petition.

        In February 2009, Congress enacted a law that required the FCC to establish a national broadband plan to promote broadband service availability to all Americans. This plan was released by the FCC in March 2010 and contained recommendations on how to promote the provision of broadband in unserved and underserved areas of the country, including an increase in the speed at which current customers can obtain broadband services. It also addressed how to increase the adoption of broadband services by those consumers who currently do not have access to those services. The FCC announced that there will be additional rulemakings to implement the recommendations of the plan. The comprehensive reforms to universal service and intercarrier compensation detailed earlier in this section were a partial response tot that plan. It is not known how the broadband plan will impact our business operations given that not all of the proposed actions have been taken.

        In December 2010, the FCC adopted "net neutrality" rules, termed "open Internet" rules, that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC's Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non-discrimination, and transparency. The no-blocking rule prohibits a fixed broadband Internet access service provider from blocking lawful content, applications, services, or devices, subject to reasonable network management. The anti-discrimination rule prohibits a fixed broadband Internet access service provider from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access services, subject to reasonable network management. Wireless broadband providers are not subject to these two rules, but only to a scaled-back version of the no-blocking rule applicable to fixed providers. The transparency rule requires all Internet access service providers to disclose publicly accurate information regarding their network management practices, performance, and commercial terms of service so that consumers are able to make informed choices and device providers are able to develop, market, and maintain Internet offerings. While the FCC's net neutrality rules are being challenged in the courts, the requirements were implemented by the November 20, 2011 effective date.

  Other Federal and State Regulatory Proceedings

        The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2010, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. These rules are subject to an appeal; however, they are currently in effect.

        In May 2011, the HPUC closed a proceeding it had opened in October 2006 to examine our service quality and performance levels and standards in relation to our wholesale and retail customers. In closing the proceeding, the HPUC adopted stipulations entered into by the parties to the proceeding in which (i) the parties agreed there were no outstanding issues that needed to be addressed by the HPUC and that the proceeding could be closed without further HPUC action, and (ii) we and tw telecom of hawaii l.p. agreed to work collaboratively to address or resolve informally certain identified service-related and reporting issues between the two companies. In addition, pursuant to the HPUC order closing the proceeding, all periodic service quality reports required in connection with the proceeding will be discontinued by July 2012.

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

Business Transactions

  Agreement Relating to IT Support Services

        We executed an Amended and Restated Master Application Services Agreement with Accenture effective as of March 2009 for long-term IT support services. Pursuant to this agreement, Accenture provides us with certain application maintenance services that provide 24X 7 support for critical applications such as for order capture, workflow, network inventory and billing. The agreement also provides queue and data management services that deal with resolution of order fallout issues, telephone number management issues, and manual billing needs, as well as major enhancement services allow us to request major enhancements to our applications through specific statements of work. The services provided by Accenture pursuant to the agreement assist us in our continuing efforts to enhance our back-office systems and IT infrastructure with the objective of continuing to improve and expand our customer services and streamline our operations. The term of the agreement expires April 2014.

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

  Agreement Relating to Procurement and Logistics

        We entered into a Supply Chain Services Agreement with KGP Logistics, Inc. ("KGP") dated December 7, 2009, pursuant to which KGP provides us with a variety of telecommunications products and handles the logistics with respect to such products, including procurement, shipping, warranty returns and related services such as testing. We have the ability to purchase a significant portion of our telecommunications equipment from KGP under the agreement. The agreement is non-exclusive and has no minimum purchase requirements. The agreement also contains benchmarking and most-favored-customer provisions that enable us to receive pricing that is roughly equivalent to prices generally available to similarly situated customers in the telecommunications industry. The term of the agreement is two years from December 7, 2009 with the option to extend the agreement for up to three renewal terms of one year each. We may terminate the agreement for convenience at any time upon 180 days' notice to KGP.

  Agreements Relating to our Wireless Business

  Sprint Wireless Agreement

        We entered into a Private Label PCS Services Agreement with Sprint, dated as of May 8, 2009, by which we purchase wireless telephone and data services from Sprint and resell those services to our own end users under the Hawaiian Telcom® brand name. This agreement allows us to buy airtime from Sprint at wholesale rates that decline with volume. The agreement had an initial term of three years renewable for up to three additional one-year terms, and recently was renewed by us for a one-year term expiring in May 2013.

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

Available Information

        We make available, through the Investor Relations link on our website at www.hawaiiantel.com, under "SEC Filings," our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge as soon as reasonably practicable after we electronically file or furnish them to the U.S. Securities and Exchange Commission. The charters for the committees of our Board of Directors (Audit, Compensation, Executive, and Nominating and Governance Committees), as well as our Code of Business Conduct and any amendments and waivers thereto, also can be found on the Investor Relations site, under "Corporate Governance." The contents of our website are not incorporated into this Annual Report on Form 10-K.

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

        Pursuant to the Plan of Reorganization, we amended our certificate of incorporation to add certain restrictions on the acquisition of our stock to reduce the likelihood of an "ownership change" prior to October 28, 2012 that could have adverse U.S. federal income tax consequences. Despite these restrictions, an ownership change with adverse tax consequences is still possible. Although we will monitor transfers of our stock in order to take additional action, if feasible, to avoid an ownership change, there can be no assurance that we will not suffer an ownership change with substantial adverse tax consequences.

Risks Relating to our Business

        Our business faces a variety of financial, operating and market risks, including the following:

Failures in our critical back-office systems and IT infrastructure or a breach of our cyber security systems could have a material adverse effect on our business and operations.

        On April 1, 2006, we migrated off software systems provided by Verizon and cutover to our own back-office and IT infrastructure, including business processes, software applications (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems), and hardware that are vital to our operations. While the major network operational systems were built and functioned without significant problems at and after the April 1, 2006 cutover date, critical systems related to back-office functions lacked significant functionality, which led to customer care, order management and billing systems issues, which substantially impacted both customer satisfaction and collection efforts. Since 2006, while we have significantly improved the functionality of our back-office and IT systems, there is no certainty that these activities will be entirely successful. In addition, we expect the costs incurred to retain third party service providers to provide manual processing services in order to operate our business and the additional internal labor costs, in the form of diversion from other efforts, to continue to decline over time as our systems functionality improves.

        In addition, we are subject to cyber security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, as well as breaches in the technology that supports our communications network and other business processes. This risk may be heightened as we expand our managed and cloud-based services. While we have technology and information security processes and disaster recovery plans in place to mitigate these risks, there is no assurance these measures will be adequate to ensure that our operations will not be disrupted. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect our reputation, diminish customer confidence, disrupt operations, and subject us to possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations and our ability to expand our managed and cloud-based services.

We have limited experience operating as a stand-alone provider of telecommunications services.

        We have operated as a stand-alone provider of telecommunications services since 2005. The increased costs and lack of flexibility associated with operating as a stand-alone provider of telecommunication services could negatively impact our financial results and our ability to maintain compliance with the covenant requirements of our credit facilities.

We have made and expect to continue to make a significant amount of capital expenditures in connection with improvements to our network and other facilities.

        We have made and expect to continue to make a significant amount of capital expenditures to, among other things, enhance the capabilities of our network, enhance the functionality of our existing IT systems, and support the deployment of new products and services. We intend to fund these capital expenditures and expenses with operating cash flows and funds available to us under our credit facilities. If the amount of capital expenditures and expenses required to upgrade our network and other facilities exceeds those contemplated by our current business plan, our cash flows and available financing may be insufficient to fund such capital expenditures and expenses and to provide us with the liquidity that we otherwise would require.

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

        The expiration or termination of certain of our material agreements by third-party service providers could have a material adverse effect on our business. Upon expiration or termination of these agreements, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, favorable to us. The failure of these third-party service providers to satisfy their obligations under their agreements with us could have a material adverse effect on our business. Additionally, if these third-party service providers were to seek U.S. bankruptcy law protection, our agreements with such service providers, and such service providers' ability to provide the services under those agreements, could be adversely impacted, and although we may have a claim for damages against the bankruptcy estate, the claim may or may not be paid in the bankruptcy proceeding.

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

        The "Connect America Fund" Order adopted by the FCC in November 2011 comprehensively reformed both the universal service program and intercarrier compensation and could have a significant impact on us. See "—Universal Service" above for a discussion of the impact of the Order on the universal service program, and "—Federal Framework for Intercarrier Compensation" above for a discussion on the impact of the Order on intercarrier compensation. Until the rulemaking proceedings by the FCC are completed and the numerous court appeals and petitions for reconsideration of the FCC's Order are resolved, we cannot know the actual impact of the Order on us. Changes in other FCC policies under review also could have a significant impact on us by increasing our obligations and/or reducing our revenue.

        State government regulation also is a source of business uncertainty. The HPUC has deferred several matters from earlier telecommunications proceedings which could be initiated in the future. We cannot predict whether state proceedings will be initiated or the possible outcome of such proceedings at this time.

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

        The FCC approves tariffs for interstate access and subscriber line charges, both of which are components of our network access revenue. The FCC currently is considering whether to restrain special access pricing by carriers like us subject to price caps on interstate rates. The "Connect America Fund" Order that the FCC adopted in November 2011 will reduce switched interstate access charges for carriers like us over a period of six years but allow us to recover some of the foregone revenue from our end users. It is possible we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

The telecommunications industry is increasingly competitive, and we may have difficulty competing effectively.

        All sectors of the telecommunications industry are competitive. Competition in the markets in which we operate could:

  •
  reduce our customer base;

  •
  require us to lower prices charged customers in order to compete; or

  •
  require us to increase marketing expenditures and the use of discounting and promotional campaigns.

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

        Advanced Communication and Network Services and Managed and Cloud-Based Services.    These advanced services businesses are highly competitive. Many non-traditional players have emerged in the business communications market, attracted by the absence of significant barriers to entry. Many of these non-traditional players are capable of focusing on highly specialized areas of the market.

        Next Generation Television Service.    We launched our video service on the island of Oahu in July 2011. The market for video services in Hawaii is dominated by Oceanic. On the island of Oahu, approximately 93% of households on Oahu currently are customers of Oceanic's cable service. There is no assurance we will be able to compete successfully against Oceanic. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Oceanic's such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

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

        The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.36 million, approximately 70% of whom live on the island of Oahu. Any adverse development affecting Oahu, or Hawaii generally, could substantially impact our ability to do business. Labor shortages or increased labor costs in Hawaii could have a material adverse effect on our operations. We cannot assure you that we will be able to continue to hire and retain a sufficient labor force of qualified persons, or that future collective bargaining agreement negotiations will not result in significant increases in the cost of labor.

Our business could be harmed by a prolonged work stoppage.

        As of March 1, 2012, 55% of our workforce was represented by IBEW Local 1357. Our current collective bargaining agreement expired on October 24, 2011. In October 2011, a majority of union-represented employees rejected our last, best and final offer and authorized union leadership to call a strike. A two-day work stoppage was initiated by IBEW Local 1357 in November 2011, with no material impact to our customers. In December 2011, an updated last, best and final offer was made and also rejected, but we and IBEW Local 1357 have agreed there will be no work stoppage or slowdown and no lockout while discussions continue. We implemented the terms of our updated last, best and final offer effective January 1, 2012, with changes to retirement benefits taking effect on March 1, 2012. In January 2012, IBEW Local 1357 filed an unfair labor practices charge with the National Labor Relations Board (NLRB) contesting our declaration of impasse and implementation of our updated last, best and final offer. There is no set timeline for resolving this charge at this point. While union employees continue to work and discussions are continuing, there is no assurance that a strike or work stoppage may not occur. While we believe we have adequate contingency plans and preparations in place to ensure that our customers continue to receive services, a strike or work stoppage by union-represented employees could have a material adverse effect on us.

We depend on key members of our executive management team.

        Our future success as a stand-alone telecommunications provider is highly dependent upon members of our executive management team. Although certain of these members are subject to employment agreements and participate in the various incentive plans, such employment agreements may be terminated and the loss of the services of any such individuals or other key personnel could have a material adverse effect upon our future success as a stand-alone telecommunications provider. We do not maintain any "key person" insurance on any of our personnel. In 2008, we hired a new senior management team, including hiring Eric K. Yeaman as President and Chief Executive Officer, in an effort to explore strategic opportunities and improve operating results. In 2011, we hired a Chief Operating Officer, a newly-created position, to oversee and integrate our core telecom and technology operations in order to enhance the execution of our strategic plan. Our future success will be dependent in part upon the abilities of the members of our senior management team to leverage their extensive management and operating experience to improve our financial performance and business operations.

Our indebtedness could adversely affect our financial condition.

        We have a significant amount of indebtedness in relation to our equity. We maintain a Term Loan in the amount of $300 million and a revolving credit facility in the amount of $30 million ("Revolving Credit Facility"), each with a first priority lien on all assets.

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

        In addition, the terms of our Term Loan and Revolving Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

        The Term Loan matures in 2017. We generally do not expect to generate the necessary cash flow to repay our Term Loan in its entirety by the maturity date and such repayment in full is dependent upon the ability to refinance the Term Loan on reasonable terms. The ability to refinance the indebtedness on reasonable terms before the maturity date cannot be assured.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our current indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Restrictive covenants in the agreements governing our indebtedness restrict our ability to pursue our business strategies, and a breach of such covenants may result in the acceleration of our long-term debt maturities.

        The restrictive covenants in the Term Loan and Revolving Credit Facility limit our ability, among other things, to:

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

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 112 owned (including part-owned) and approximately 58 leased real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the video business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers and servers used in our wireline business. See Item 1, "Business—Network Architecture and Technology." There are no material real estate properties relating to our wireless business. For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

        On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and certain other affiliates filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to facilitate the balance sheet restructuring. Venue of the chapter 11 cases was transferred to the United States Bankruptcy Court for the District of Hawaii on December 22, 2008. The Bankruptcy Court entered a Confirmation Order on December 30, 2009 confirming our Plan of Reorganization. The Plan of Reorganization became effective, and the Company and other Debtors emerged from chapter 11, on October 28, 2010. In the course of the chapter 11 cases, various creditors had filed proofs of claim. Under our Plan of Reorganization, the allowed claims will be paid out of the $500,000 fund that was set aside to cover claims of unsecured creditors. On January 30, 2012, the Bankruptcy Court entered an Order closing the chapter 11 cases.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our Common Stock began trading on The NASDAQ Stock Market under the symbol "HCOM" on July 6, 2011. The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our New Common Stock for the period from December 3, 2010 (effective date of registration under Section 12 of the Securities Exchange Act of 1934) through December 31, 2011:

	Market Price
2011	High	Low
First Quarter	$27.75	$20.75
Second Quarter	$29.96	$25.50
Third Quarter	$25.63	$13.94
Fourth Quarter	$15.40	$13.56

2010
12/03/2010 through 12/31/2010	$28.00	$18.25

Holders

        As of March 1, 2012, there were 25 holders of record of our Common Stock and approximately 671 beneficial owners.

Dividends

        We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

        Securities authorized for issuance under equity compensation plans as of December 31, 2011 included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders*	465,395	—	945,457

Total	465,395	—	945,457

*
The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock-based awards.

  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

  Stockholder Return Performance Graph

          The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor's ("S&P") 500 Stock Index, and the Dow Jones Telecom Index for the period beginning December 21, 2010 (the date our Common Stock began trading) and ending December 31, 2011, assuming an initial investment of $100 with reinvestment of dividends.

	12/21/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
Hawaiian Telcom Holdco, Inc.	100.00	153.42	143.84	141.10	76.38	84.38
S&P 500	100.00	100.24	105.68	105.26	90.18	100.24
Dow Jones US Telecom	100.00	101.17	104.92	106.01	94.69	100.39

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

 Selected Financial Data (dollars in thousands, except per share amounts)

	Predecessor(1)				Successor(1)
	Year Ended December 31,			Period from January 1 to October 31,	Period from November 1 to December 31,	Year Ended December 31,
	2007	2008	2009	2010	2010	2011
Statement of operations data:
Operating revenues	$483,676	$447,755	$408,595	$334,686	$66,759	$395,156
Depreciation and amortization	159,872	160,278	164,376	136,661	9,723	63,806
Operating income (loss)	(85,719)	(51,422)	(56,794)	(42,902)	7,981	51,138
Interest expense	85,945	89,467	30,089	23,398	4,329	25,339
Benefit for income tax	(73,600)	(956)	(2,985)	(346)	—	(1,341)
Income (loss) from continuing operations	(105,605)	(158,647)	(130,734)	185,794	3,129	26,155
Income from discontinued operations(2)	156,631	—	—	—	—	—
Net income (loss)(3)	51,026	(158,647)	(130,734)	185,794	3,129	26,155
Earnings (loss) per common share—basic:
Continuing operations	$(246.74)	$(370.67)	$(305.45)	$434.10	$0.31	$2.58
Discontinued operations	365.96	—	—	—	—	—

Net income (loss)	$119.22	$(370.67)	$(305.45)	$434.10	$0.31	$2.58

Earnings (loss) per common share—diluted:
Continuing operations	$(246.74)	$(370.67)	$(305.45)	$434.10	$0.30	$2.41
Discontinued operations	365.96	—	—	—	—	—

Net income (loss)	$119.22	$(370.67)	$(305.45)	$434.10	$0.30	$2.41

Statement of cash flow data—net cash provided by (used in):
Operating activities	$101,508	$61,664	$95,112	$48,909	$12,921	$79,219
Investing activities(4)	63,160	199,414	(87,537)	(57,659)	(21,235)	(77,992)
Financing activities	(160,648)	(180,875)	—	2,161	—	(811)
Balance Sheet data (as of end of period):
Cash and cash equivalents(5)	$8,772	$88,975	$96,550	$94,138	$81,647	$82,063
Property, plant and equipment, net	794,051	744,277	711,265	670,714	459,781	482,371
Total assets	1,571,540	1,273,078	1,183,677	1,103,969	646,036	661,772
Long-term debt(6)	989,700	1,074,500	1,085,797	1,097,369	300,000	300,000
Stockholders' equity (deficiency)	135,180	(72,516)	(180,264)	(262,796)	178,792	136,196

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

(3)
The net income (loss) for the years ended December 31, 2008 and 2009, for the period from January 1 to October 31, 2010, for the period November 1 to December 31, 2010 and for the year ended December 31, 2011 includes gain (charges) for reorganization items amounting to ($7.9) million, ($43.0) million, $251.7 million, ($0.5) million and ($1.1) million, respectively. Net income for the year ended December 31, 2007 includes a $42.2 million gain on settlement of a legal dispute.

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

Chapter 11 Reorganization

        On December 1, 2008, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and on October 28, 2010, the Company emerged from Chapter 11. For further information regarding these petitions, see Note 21 to the consolidated financial statements.

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

Operational Matters

        We are in the process of implementing strategies which focus on growing the business, delivering superior service and improving financial performance. We continue to evaluate the feasibility of various new product and service offerings in order to respond to customer demand and gain market share in our business, consumer and wholesale channels. We may also pursue other business development opportunities, cost reduction initiatives and asset rationalization options to improve financial performance and liquidity. There can be no assurance that these new strategies will be successful or even if successful whether the Company will have the resources to fund such strategies, or that the investments in these new strategies will be recovered.

        In the second quarter of 2011, we initiated a restructuring of selective operations in our wireline segment to align such operations with our current strategic plan. The restructuring has resulted in terminiation of approximately six percent of our workforce in the second half of 2011. The restructuring includes closure of our remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions. Costs of the restructuring of $1.8 million were recognized in 2011.

        On June 24, 2011, the State of Hawaii's Department of Commerce and Consumer Affairs approved our video franchise application, allowing us to offer video services on the island of Oahu. On July 1, 2011, we commercially launched our television services to selected areas of Oahu. We are rolling out Hawaiian Telcom TV gradually to selected areas to ensure delivery of superior service and an ongoing excellent customer experience. We have converted the majority of our trial customers for television service to paying connections and have initiated targeted marketing efforts resulting in penetration rates exceeding expectations. As of December 31, 2011, we had approximately 1,600 subscribers or a 5.8% subscriber penetration of the 27,400 homes enabled. This volume is anticipated to ramp up significantly as more homes become enabled for video service. We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

        On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, our collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") expired. The agreement covers approximately half of our work force. On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected our last, best and final offer. On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected. We have concluded that we have bargained in good faith and reached an impasse. As such, we have implemented the terms of employment of our revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012. In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board ("NLRB") regarding the implementation of the terms of employment and two other matters. If the NLRB were to issue a complaint against us and found an unfair labor practice with regard to the implementation of the terms of employment, we believe the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer. Therefore, in such case, we could be required to delay or reverse the March 1, 2012 freeze of pension benefits.

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

        Network Access Services—We receive revenue for access to our network for special access, switched access and subscriber line charges imposed on end users. Special access includes charges to other carriers, business customers and other institutions for data lines and Dedicated Internet Access. Switched access revenue compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.

        Long Distance Services—We receive revenue from providing long distance services to our customers.

        High-Speed Internet—We provide HSI to our residential and business customers.

        Other Services and Sales—Other services and sales include television, managed services, inside wire maintenance, and installation and maintenance of customer premise equipment.

Other

        We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

        As discussed above, we emerged from chapter 11 and adopted fresh-start reporting on October 31, 2010. References to "Predecessor" refer to the Company prior to and on October 31, 2010. References to "Successor" refer to the Company after October 31, 2010 after giving effect to the plan of reorganization and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor's financial statements are not comparable with the Predecessor's financial statements. However, for purposes of the discussion of the results of operations, the combined ten months ended October 31, 2010 and two months ended December 31, 2010 have been compared to the year ended December 31, 2011 along with a separate comparison to the year ended December 31, 2009. We believe this combined information is useful to the readers of this Annual Report in understanding changes in our results of operations. Significant changes in operating results for the Successor, as compared to Predecessor periods, relate primarily to depreciation and amortization because of changes in the basis of long-lived assets, and changes in interest expense with a new borrowing facility in place. In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor periods to aid in the understanding of our financial performance.

Operating Revenues

        The following tables summarize our volume information as of December 31, 2011, 2010 and 2009, and our operating revenues for the years ended December 31, 2011, 2010 and 2009.

Volume Information

	Successor		Predecessor	2011 vs. 2010 Change		2010 vs. 2009 Change

	December 31,	December 31,	December 31,
	2011	2010	2009	Number	Percentage	Number	Percentage
Voice access lines
Residential	223,009	241,506	262,428	(18,497)	(7.7)%	(20,922)	(8.0)%
Business	189,035	194,890	202,649	(5,855)	(3.0)%	(7,759)	(3.8)%
Public	4,623	4,791	4,947	(168)	(3.5)%	(156)	(3.2)%

	416,667	441,187	470,024	(24,520)	(5.6)%	(28,837)	(6.1)%

High-Speed Internet lines
Residential	84,634	81,770	79,256	2,864	3.5%	2,514	3.2%
Business	17,442	16,728	15,530	714	4.3%	1,198	7.7%
Wholesale	1,156	1,206	1,242	(50)	(4.1)%	(36)	(2.9)%

	103,232	99,704	96,028	3,528	3.5%	3,676	3.8%

Long distance lines
Residential	136,921	147,983	158,354	(11,062)	(7.5)%	(10,371)	(6.5)%
Business	76,160	79,323	81,669	(3,163)	(4.0)%	(2,346)	(2.9)%

	213,081	227,306	240,023	(14,225)	(6.3)%	(12,717)	(5.3)%

2011 compared to 2010

Operating Revenues (dollars in thousands)

	Successor	Combined	Successor	Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	Year-over-Year Change
	2011	2010	2010	2010	Amount	Percentage
Wireline Services
Local services	$146,921	$155,982	$25,004	$130,978	$(9,061)	(5.8)%
Network access services	133,748	132,771	22,764	110,007	977	0.7%
Long distance services	31,945	34,694	5,539	29,155	(2,749)	(7.9)%
High-Speed Internet	35,426	34,302	5,949	28,353	1,124	3.3%
Other services and sales	42,845	38,961	6,732	32,229	3,884	10.0%

	390,885	396,710	65,988	330,722	(5,825)	(1.5)%
Other	4,271	4,735	771	3,964	(464)	(9.8)%

	$395,156	$401,445	$66,759	$334,686	$(6,289)	(1.6)%

        The decrease in local services revenues was caused primarily by the decline in switched access lines of 5.6% ($8.7 million of the decline in revenue). Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service. Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing. Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

        Network access revenue for the year ended December 31, 2011 was comparable to the same period in the prior year as increased revenue related to the demand for data services of $4.2 million was offset by the revenue impact of the decline in voice access lines.

        The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

        HSI revenues increased when compared to the prior year primarily because an approximate 3.5% growth in our HSI subscribers ($1.2 million of the increase in revenue). We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

        Other services and sales increased for the year ended December 31, 2011 as compared to the prior year because of more sales and installations of customer premise equipment for certain large government customers in 2011. Revenue from equipment sales varies from period to period based on the volume of large installation projects. The volume of such projects in future periods is uncertain.

        Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we attempted to focus our marketing efforts on other segments of our business.

2010 compared to 2009

Operating Revenues (dollars in thousands)

	Combined	Successor	Predecessor
	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	For the Year Ended December 31,	Year-over-Year Change
	2010	2010	2010	2009	Amount	Percentage
Wireline Services
Local services	$155,982	$25,004	$130,978	$172,094	$(16,112)	(9.4)%
Network access services	132,771	22,764	110,007	130,068	2,703	2.1%
Long distance services	34,694	5,539	29,155	35,703	(1,009)	(2.8)%
High-Speed Internet	34,302	5,949	28,353	33,864	438	1.3%
Other services and sales	38,961	6,732	32,229	31,404	7,557	24.1%

	396,710	65,988	330,722	403,133	(6,423)	(1.6)%
Other	4,735	771	3,964	5,462	(727)	(13.3)%

	$401,445	$66,759	$334,686	$408,595	$(7,150)	(1.7)%

        The decrease in local services revenues in 2010 was caused by the decline in switched access lines. The decline in switched access lines from 2009 to 2010 was caused by the same factors discussed previously for the decline from 2010 to 2011.

        For 2010, network access revenue increased compared to 2009. The increase in demand for data services generated additional revenue of $7.1 million which was partially offset by the decline in switched access lines.

        The decrease in long distance revenue was primarily because of the decline in long distance lines partially offset by customers switching to flat rate and bundled plans which has increased the average rate per long distance line.

        HSI revenues increased slightly when compared to the prior year as a 3.8% growth in our HSI subscriber growth was partially offset by lower rates in response to the competitive environment.

        The increase in other services and sales was related to more sales and installations of customer premise equipment for certain large government customers in 2010.

        Other revenues, primarily consisting of revenues generated from our wireless operation, decreased as we focused our marketing efforts on other segments of our business.

Operating Costs and Expenses

2011 compared to 2010

        The following table summarizes our costs and expenses for 2011 compared to the costs and expenses for 2010 (dollars in thousands):

	Successor	Combined	Successor	Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	Year-over-Year Change
	2011	2010	2010	2010	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$159,822	$162,231	$27,117	$135,114	$(2,409)	(1.5)%
Selling, general and administrative expenses	120,390	127,751	21,938	105,813	(7,361)	(5.8)%
Depreciation and amortization	63,806	146,384	9,723	136,661	(82,578)	(56.4)%

	$344,018	$436,366	$58,778	$377,588	$(92,348)	(21.2)%

        The Company's total headcount as of December 31, 2011 was 1,309 compared to 1,431 as of December 31, 2010. Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

        Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products. The cost of revenues for the year ended December 31, 2011 decreased $6.6 million due to a decline in wages and employee benefit costs on lower headcount and pension costs offset by higher electricity costs of $4.4 million on higher electricity rates.

        Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The decrease in such expenses was because of more favorable rates on information technology outsourcing for a benefit of $6.2 million and a decline in bad debt expense of $2.6 million with improved collection efforts and bad debt recovery. The decrease was offset by a $2.0 million increase in stock compensation expense and $1.8 million in restructuring charges.

        Depreciation and amortization decreased because of the new lower basis assigned to our long-lived assets in fresh-start accounting.

2010 compared to 2009

        The following table summarizes our costs and expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 (dollars in thousands).

	Combined	Successor	Predecessor
	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	For the Year Ended December 31,	Year-over-Year Change
	2010	2010	2010	2009	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$162,231	$27,117	$135,114	$158,196	$4,035	2.6%
Selling, general and administrative expenses	127,751	21,938	105,813	142,817	(15,066)	(10.5)%
Depreciation and amortization	146,384	9,723	136,661	164,376	(17,992)	(10.9)%

	$436,366	$58,778	$377,588	$465,389	$(29,023)	(6.2)%

        The Company's total headcount as of December 31, 2010 was 1,431 compared to 1,450 as of December 31, 2009.

        The increase in cost of revenues was because of an increase in customer premise equipment costs of $8.9 million as a result of increased customer premise equipment revenues offset by a decline in long distance costs, wireless costs and reciprocal compensation of $4.7 million with better management of the related connection agreements with other carriers.

        Selling, general and administrative expenses decreased because of more favorable rates on information technology outsourcing for a benefit of $8.1 million, a decline in bad debt costs with improved collection efforts of $3.4 million and a decline of $3.4 million in certain wage related transition costs.

        The decrease in depreciation and amortization from 2009 to 2010 was caused by the same factors discussed previously for the decline from 2010 to 2011.

Other Income and (Expense)

2011 compared to 2010

        The following table summarizes other income (expense) for the years ended December 31, 2011 and 2010 (dollars in thousands).

	Successor	Combined	Successor	Predecessor
	For the Year Ended December 31,	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	Year-over-Year Change
	2011	2010	2010	2010	Amount	Percentage
Interest expense	$(25,339)	$(27,727)	$(4,329)	$(23,398)	$2,388	(8.6)%
Interest income and other	65	90	16	74	(25)	(27.8)%

	$(25,274)	$(27,637)	$(4,313)	$(23,324)	$2,363	(8.6)%

        Interest expense decreased primarily because the Company was no longer accruing paid-in-kind interest on debt in conjunction with the Chapter 11 proceeding.

2010 compared to 2009

        The following table summarizes other income (expense) for the years ended December 31, 2010 and 2009 (dollars in thousands).

	Combined	Successor	Predecessor
	For the Year Ended December 31,	Period from November 1 to December 31,	Period from January 1 to October 31,	For the Year Ended December 31,	Year-over-Year Change
	2010	2010	2010	2009	Amount	Percentage
Interest expense	$(27,727)	$(4,329)	$(23,398)	$(30,089)	$2,362	(7.9)%
Loss on interest rate swaps	—	—	—	(3,967)	3,967	(100.0)%
Interest income and other	90	16	74	136	(46)	(33.8)%

	$(27,637)	$(4,313)	$(23,324)	$(33,920)	$6,283	(18.5)%

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

Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Company's Chapter 11 filing and are presented separately in our consolidated statements of operations. Such (income) and expense items consist of the following (dollars in thousands):

	Successor	Successor	Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Professional fees	$1,050	$539	$10,586	$33,904
Cancellation of liability	—	—	—	(733)
Effects of the plan of reorganization	—	—	(708,590)	—
Fresh-start valuation of assets and liabilities	—	—	445,796	—
Expense deferred financing costs	—	—	—	9,870
Other	—	—	534	(36)

	$1,050	$539	$(251,674)	$43,005

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

Income Tax Benefit

        The income tax benefit differs from amounts determined by applying the statutory federal income tax rate of 34% to the income or loss before income taxes primarily because of changes in the valuation allowance established for the recovery of deferred income tax assets.

        A valuation allowance has been provided at December 31, 2011 and 2010 for our deferred tax assets because of the uncertainty as to the realization of such assets. We assess the recoverability of the deferred income tax assets and the related valuation allowance on a quarterly basis. To the extent that we consistently generate taxable income in future periods and it is determined that such valuation allowance is no longer required, the tax benefit of all or a portion of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

        As of December 31, 2011, we had cash of $82.1 million. From an ongoing operating perspective, our cash requirements going into 2012 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Cash Flows

        Our primary source of funds continues to be cash generated from operations. We use the net cash generated from operations to fund network expansion and modernization. We expect that our capital spending requirements will continue to be financed through internally generated funds. We also expect to use cash generated in future periods for debt service. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility. Available cash and borrowing capacity is expected to be sufficient to fund cash requirements for the next twleve months.

        Net cash provided by operations amounted to $79.2 million for the year ended December 31, 2011. Net cash provided by operations amounted to $61.8 million for 2010 on a combined basis. Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities such as pension obligations. Our results of operations were discussed above. The increase in cash provided by operating activities is attributed to lower reorganization costs. Pension plan contributions amounted to $17.0 million and $23.9 million for the years ended December 31, 2011 and 2010, respectively. We typically generate positive cash flow from operations and expect to do so in 2012. We anticipate using the cash generated by operations for capital expenditures and, in future periods, for required debt payments.

        Cash used in investing activities was comprised of $78.0 million for the year ended December 31, 2011. Cash used in investing activities was comprised of $21.2 million of capital expenditures for the period from November 1 to December 31, 2010 and $57.7 million for the period January 1 to October 31, 2010. The level of capital expenditures for 2012 is expected to be comparable to 2011 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

        Cash used in financing activities for the year ended December 31, 2011 amounted to $0.8 million and was comprised primarily of payments on a capital lease of $0.6 million and revolving loan refinancing costs of $0.3 million. Cash provided by financing activities for the period from January 1 to October 31, 2010 was from the receipt of proceeds of $2.1 million from the sale of stock.

Outstanding Debt and Financing Arrangements

        As of December 31, 2011, we had outstanding $300.0 million in aggregate long-term debt and an undrawn $30.0 million revolving line of credit.

        Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2011: leverage with maximum allowed ratio of 3.15:1 of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined; minimum liquidity of cash and available unused revolver borrowing no less than $35.0 million; and a maximum level of annual capital expenditures of $100.9 million. We were in compliance with these covenants as of December 31, 2011.

        On February 29, 2012, we refinanced the existing term debt with a new five year term loan. The new loan provides for interest at an Alternate Base Rate, as defined, plus a margin of 4.75% or a Eurocurrency rate of no less than 1.25% per annum plus a margin of 5.75%. Initially, we selected the Eurocurrency rate resulting in a new nominal interest rate of 7.00%. The new term loan requires quarterly principal payments beginning December 2012 of $0.8 million. Other terms of the new debt are similar in nature to the existing term debt.

        In conjunction with the refinancing, we paid a call premium on the retirement of our existing debt of $6.0 million, original issue discount on the new debt of $4.5 million and fees of $3.7 million.

        With our new debt structure, we do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

        The following table sets forth our long-term debt and contractual obligations for the next several years. Pension funding obligations are based on known funding. Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

	2012 to 2014	2015 and 2016	2017 and Thereafter	Total
Term loan facility(1)	2,600	297,400	—	300,000
Debt interest(2)	80,357	22,305	—	102,662
Pension funding obligations(3)	16,108	—	—	16,108
Operating leases	3,582	2,087	10,699	16,368
Supplier contracts	30,746	1,765	—	32,511

Total	$133,393	$323,557	$10,699	$467,649

(1)
Existing debt at December 31, 2011.

(2)
Computed based on debt outstanding and the interest rate in effect at December 31, 2011 for the contractual term.

(3)
Represents pension funding expected for 2012. Additional funding will be required in future years.

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

Indefinite-Lived Intangible Assets

        Intangible assets not subject to amortization are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on the present value of an expected range of future cash flows. For the brand name intangible asset, future cash flows were estimated using a relief of royalty method using an assumed royalty rate for the brand name asset of one percent applied to projected revenues. The expected range of future cash flows is based on internal forecasts developed utilizing management's knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all). Significant assumptions which are reasonably possible of changing in future periods relate to projection of future cash flows generated by the indefinite-lived intangible assets which are dependent on projections of company-wide revenues in future periods.

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

Revenue Recognition

        We recognize revenue when evidence of an arrangement exists, the earnings process is complete and collectability is reasonably assured. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, Internet access, television and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided. Long distance revenues are generally billed in arrears and recognized as service is provided.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2011, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2011 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Hawaiian Telcom Holdco, Inc. Consolidated Financial Statements
Management's Annual Report on Internal Control over Financial Reporting	47
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Operations for the Year Ended December 31, 2011, for the Period from November 1 to December 31, 2010, for the Period from January 1 to October 31, 2010 and for the Year Ended December 31, 2009	50
Consolidated Balance Sheets as of December 31, 2011 and 2010	51
Consolidated Statements of Cash Flows for the Year Ended December 31, 2011, for the Period from November 1 to December 31, 2010, for the Period from January 1 to October 31, 2010 and for the Year Ended December 31, 2009	52
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for the Year Ended December 31, 2011, for the Period from November 1 to December 31, 2010, for the Period from January 1 to October 31, 2010 and for the Year Ended December 31, 2009	53

Management's Annual Report on Internal Control over Financial Reporting

        Management of Hawaiian Telcom Holdco, Inc. (the "Company"), including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2011.

        The Company's independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company's internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ ERIC K. YEAMAN Eric K. Yeaman Chief Executive Officer March 14, 2012	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and other comprehensive income (loss), and cash flows for the year ended December 31, 2011, for the two months ended December 31, 2010 (Successor Company operations), for the ten months ended October 31, 2010 and for the year ended December 31, 2009 (Predecessor Company operations). We also have audited the Company's internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As discussed in Note 21 to the consolidated financial statements, on December 30, 2009, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 28, 2010. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 22 to the consolidated financial statements.

        In our opinion, the Successor Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the two months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the ten months ended October 31, 2010, and for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 14, 2012

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Operating revenues	$395,156	$66,759	$334,686	$408,595

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	159,822	27,117	135,114	158,196
Selling, general and administrative	120,390	21,938	105,813	142,817
Depreciation and amortization	63,806	9,723	136,661	164,376

Total operating expenses	344,018	58,778	377,588	465,389

Operating income (loss)	51,138	7,981	(42,902)	(56,794)

Other income (expense):
Interest expense (contractual interest was $62,642 for the period from January 1 to October 31, 2010 and $79,667 for the year ended December 31, 2009)	(25,339)	(4,329)	(23,398)	(30,089)
Loss on interest rate swaps	—	—	—	(3,967)
Interest income and other	65	16	74	136

Total other expense	(25,274)	(4,313)	(23,324)	(33,920)

Income (loss) before reorganization items and income tax benefit	25,864	3,668	(66,226)	(90,714)
Reorganization items—(income) expense	1,050	539	(251,674)	43,005

Income (loss) before income tax benefit	24,814	3,129	185,448	(133,719)
Income tax benefit	(1,341)	—	(346)	(2,985)

Net income (loss)	$26,155	$3,129	$185,794	$(130,734)

Net income (loss) per common share—
Basic	$2.58	$0.31	$434.10	$(305.45)

Diluted	$2.41	$0.30	$434.10	$(305.45)

Weighted average shares used to compute net income (loss) per common share—
Basic	10,147,561	10,135,063	428,000	428,000

Diluted	10,843,542	10,302,542	428,000	428,000

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$82,063	$81,647
Receivables, net	37,712	39,222
Material and supplies	8,190	8,431
Prepaid expenses	4,107	5,707
Other current assets	2,127	4,566

Total current assets	134,199	139,573
Property, plant and equipment, net	482,371	459,781
Intangible assets, net	40,745	43,315
Other assets	4,457	3,367

Total assets	$661,772	$646,036

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$2,600	$—
Accounts payable	24,785	24,162
Accrued expenses	23,811	28,752
Advance billings and customer deposits	14,672	14,948
Other current liabilities	3,649	2,810

Total current liabilities	69,517	70,672
Long-term debt	297,400	300,000
Employee benefit obligations	155,428	94,453
Other liabilities	3,231	2,119

Total liabilities	525,576	467,244

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,190,526 and 10,135,063 shares issued and outstanding at December 31, 2011 and 2010, respectively	102	101
Additional paid-in capital	164,328	162,169
Accumulated other comprehensive income (loss)	(57,518)	13,393
Retained earnings	29,284	3,129

Total stockholders' equity	136,196	178,792

Total liabilities and stockholders' equity	$661,772	$646,036

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$26,155	$3,129	$185,794	$(130,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	63,806	9,723	136,661	164,376
Employee retirement benefits	(9,920)	1,463	(13,366)	11,244
Stock based compensation	2,135	109	65	80
Provision for uncollectibles	2,940	674	4,851	8,898
Loss on interest rate swaps	—	—	—	3,967
Interest cost added to loan principal	—	—	11,573	11,297
Reorganization items	1,050	539	(251,674)	43,005
Changes in operating assets and liabilities:
Receivables	(2,930)	840	(2,961)	2,244
Material and supplies	240	(2,936)	(1,624)	2,391
Prepaid expenses and other current assets	4,039	4,626	(4,925)	(3,462)
Accounts payable and accrued expenses	(6,058)	(1,615)	(1,158)	5,964
Advance billings and customer deposits	(276)	(714)	1,708	(1,363)
Other current liabilities	1,421	174	413	72
Other, net	(990)	(26)	1,410	2,494

Net cash provided by operating activities before reorganization items	81,612	15,986	66,767	120,473
Operating cash flows used by reorganization items	(2,393)	(3,065)	(17,858)	(25,361)

Net cash provided by operating activities	79,219	12,921	48,909	95,112

Cash flows from investing activities:
Capital expenditures	(77,992)	(21,235)	(57,659)	(87,537)

Net cash used in investing activities	(77,992)	(21,235)	(57,659)	(87,537)

Cash flows from financing activities:
Proceeds from stock issuance	49	—	2,161	—
Repayments of capital lease	(582)	—	—	—
Revolving loan refinancing costs	(253)	—	—	—
Taxes paid related to net share settlement on equity awards	(25)	—	—	—

Net cash provided by (used in) financing activities	(811)	—	2,161	—

Net change in cash and cash equivalents	416	(8,314)	(6,589)	7,575
Cash and cash equivalents, beginning of period	81,647	89,961	96,550	88,975

Cash and cash equivalents, end of period	$82,063	$81,647	$89,961	$96,550

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Other
Comprehensive Income (Loss)

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital
	Shares	Amount
Balance, January 1, 2009 (Predecessor)	428,000	$4	$428,913	$(56,097)	$(445,336)	$(72,516)
Stock based compensation	—	—	80	—	—	80
For the year ended December 31, 2009:
Net loss	—	—	—	—	(130,734)	(130,734)
Other comprehensive income—Gain on cash flow hedging derivatives	—	—	—	5,156	—	5,156
Retirement plans gain	—	—	—	17,846	—	17,846
Unrealized loss on investments	—	—	—	(96)	—	(96)

Total other comprehensive income						22,906

Comprehensive loss						(107,828)

Balance, December 31, 2009 (Predecessor)	428,000	4	428,993	(33,191)	(576,070)	(180,264)
Stock based compensation	—	—	65	—	—	65
For the period January 1 to October 31, 2010:
Net income	—	—	—	—	185,794	185,794
Other comprehensive loss—Retirement plans loss	—	—	—	(6,017)	—	(6,017)
Gain on cash flow hedging derivatives	—	—	—	416	—	416
Unrealized gain on investments	—	—	—	6	—	6

Total other comprehensive loss						(5,595)

Comprehensive income						180,199

Balance, October 31, 2010 (Predecessor)	428,000	4	429,058	(38,786)	(390,276)	—
Cancellation of Predecessor common stock	(428,000)	(4)	4	—	—	—
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	(429,062)	38,786	390,276	—
Issuance of new equity interests in connection with emergence from Chapter 11	10,000,000	100	159,900	—	—	160,000
Sale of common stock	135,063	1	2,160	—	—	2,161

Balance, November 1, 2010 (Successor)	10,135,063	$101	$162,060	$—	$—	$162,161

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) and Other
Comprehensive Income (Loss) (Continued)

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital
	Shares	Amount
Balance, November 1, 2010
(Successor)	10,135,063	$101	$162,060	$—	$—	$162,161
Stock based compensation	—	—	109	—	—	109
For the period November 1 to December 31, 2010:
Net income	—	—	—	—	3,129	3,129
Other comprehensive income—Retirement plans gain	—	—	—	13,409	—	13,409
Unrealized loss on investments	—	—	—	(16)	—	(16)

Total other comprehensive income						13,393

Comprehensive income						16,522

Balance, December 31, 2010
(Successor)	10,135,063	101	162,169	13,393	3,129	178,792
Stock based compensation	—	—	2,135	—	—	2,135
Sale of stock under warrant agreements	4,021	—	49	—	—	49
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	51,442	1	(25)	—	—	(24)
For the year ended December 31, 2011:
Net income	—	—	—	—	26,155	26,155
Other comprehensive income (loss)—Retirement plans loss	—	—	—	(70,894)	—	(70,894)
Unrealized loss on investments	—	—	—	(17)	—	(17)

Total other comprehensive loss						(70,911)

Comprehensive loss						(44,756)

Balance, December 31, 2011
(Successor)	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Business Description

        Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network. The Company offers a variety of telecommunication services to residential and business customers in Hawaii including local telephone, network access and data transport, long distance, Internet, television and wireless phone service. We also provide communications equipment sales and maintenance, and network managed services.

        The communication services the Company provides are subject to regulation by the Public Utilities Commission of the State of Hawaii (HPUC) with respect to intrastate rates and services and other matters, and the State of Hawaii Department of Commerce and Consumer Affairs with respect to television. Certain agreements with the HPUC limit the amount of dividends and other distributions the Company may pay as well as place restrictions on certain transactions affecting the operations and capital structure of the Company. The Federal Communication Commission (FCC) regulates rates that the Company charges long-distance carriers and other end-user subscribers for interstate access services and interstate traffic.

        As a result of the adoption of fresh-start reporting, the financial statements before and on October 31, 2010 are not comparable to the financial statements for the period after October 31, 2010. References to "Successor" refer to the Company after October 31, 2010 after giving effect to the adoption of fresh-start reporting. References to "Predecessor" refer to the Company prior to and on October 31, 2010. See Notes 21 and 22 for further details.

Organization

        The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries—Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses. Hawaiian Telcom Insurance Company, Incorporated is a captive insurance subsidiary of Hawaiian Telcom, Inc. and, until December 31, 2003, provided auto liability, general liability and worker's compensation insurance to its parent. The captive subsidiary continues to settle claims related to incidents which occurred prior to January 1, 2004. The Company insures current incidents with external carriers.

2. Summary of Significant Accounting Policies

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Basic local service, enhanced calling features such as caller ID, special access circuits, long-distance flat rate calling plans, most data services, HSI, television and wireless services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance-billed services associated with services that will be delivered in a subsequent period is deferred and recorded as a liability in advance billings and customer deposits.

        Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.

        Revenues for providing usage based services, such as per-minute long-distance service, access charges billed to long-distance companies for originating and terminating long-distance calls on the Company's network and video on demand, are billed in arrears. Revenues for these services are estimated based on actual rated usage and, where necessary, historical usage patterns, and are recognized in the month services are rendered.

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

        With respect to arrangements with multiple deliverables, the Company determines whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

Taxes Collected from Customers

        The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company's reported operating revenues. Such amounts

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

represent primarily Hawaii state general excise taxes and HPUC fees. Such taxes and fees amounted to $6.8 million for the year ended December 31, 2011, $1.1 million for the period from November 1, 2010 to December 31, 2010, $5.2 million for the period from January 1 to October 31, 2010 and $5.9 million for the year ended December 31, 2009.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2011 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

        Accounts payable included $4.0 million and $0.9 million at December 31, 2011 and 2010, respectively, for additions to property, plant and equipment.

Receivables

        The Company recognizes accounts receivable net of an allowance for doubtful accounts. The Company makes estimates of the uncollectibility of its accounts receivable by specifically analyzing accounts receivable and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. After multiple attempts at collection of delinquent accounts, the balance due is deemed uncollectible and charged against the allowance.

Material and Supplies

        Material and supplies which consist mainly of cable, supplies and replacement parts, are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Property and Depreciation

        Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets recognized in conjunction with the Company's fresh-start accounting in October 2010 (see Note 22) are as follows: buildings—18 years; cable and wire—11 years; switching and circuit equipment—3 years; and other property—2 to 4 years. The average economic lives utilized by the Predecessor for assets acquired in conjunction with the acquisition of the Company in May 2005 were as follows: buildings—34 years; cable and wire—5 to 20 years; switching and circuit equipment—1 to 15 years; and other property—1 to 20 years. The average economic lives for all other assets (i.e., primarily new additions) are as follows: building—34 years; cable and wire—11 to 37 years; switching and circuit equipment—6 to 15 years; and other property—5 to 17 years.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Debt Issuance

        Deferred financing costs, included in other assets on the consolidated balance sheet, are amortized over the term of the related debt issuance.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Advertising

        Advertising costs are expensed as incurred. Advertising expense amounted to $4.4 million for the year ended December 31, 2011, $1.0 million for the period from November 1 to December 31, 2010, $4.4 million for the period January 1 to October 31, 2010 and $5.7 million for the year ended December 31, 2009.

Stock Based Compensation

        The Company accounts for stock-based compensation at fair value.

Earnings per Share

        Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The computation of diluted earnings per share excludes the impact of outstanding stock options, for Predecessor periods as they were antidilutive to earnings per share. For the Successor,

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

restricted stock units that were excluded as they were antidilutive were not significant. The denominator used to compute basic and diluted earnings per share by the Successor was as follows:

	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010
Basic earnings per share—weighted average shares	10,147,561	10,135,063
Effect of dilutive securities:
Employee and director restricted stock units	145,429	50,554
Warrants	550,552	116,925

Diluted earnings per share—weighted average shares	10,843,542	10,302,542

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. The new guidance is effective for fiscal years and interim periods that begin after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

        In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments explain how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The guidance is effective for interim and annual periods that begin after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

3. Receivables

        Receivables consisted of the following (dollars in thousands):

	December 31, 2011	December 31, 2010
Customers and other	$40,636	$40,024
Allowance for doubtful accounts	(2,924)	(802)

	$37,712	$39,222

        The Company grants credit to customers in the normal course of business. At December 31, 2011 and 2010, the Company did not have customer balances representing more than 10% of total receivables. During the year ended December 31, 2011, the periods November 1 to December 31, 2010 and January 1 to October 31, 2010, and for the year ended December 31, 2009, the Company had no customers that represented more than 10% of total revenues.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Receivables (Continued)

        The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

	Beginning Balance	Additional Charges to Costs and Expenses	Recoveries to (Deductions from) Allowance	Ending Balance
Successor
January 1 to December 31, 2011	$802	$2,940	$(818)	$2,924
November 1 to December 31, 2010	—	674	128	802
Predecessor
January 1 to October 31, 2010	$13,000	$4,851	$(5,407)	$12,444
Year ended December 31, 2009	18,453	8,898	(14,351)	13,000

        In the second quarter of 2011, the Company recovered $2.5 million on two large receivable balances previously assumed to be uncollectible.

4. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (dollars in thousands):

	December 31, 2011	December 31, 2010
Land	$72,909	$74,809
Buildings	95,521	89,224
Central office equipment	93,638	74,264
Outside communications plant	203,080	180,174
Furniture, vehicles and other work equipment	21,662	12,043
Construction in progress	35,574	25,895
Software	22,361	11,435
Other	4,093	471

	548,838	468,315
Less accumulated depreciation and amortization	66,467	8,534

Total property, plant and equipment, net	$482,371	$459,781

        Depreciation expense amounted to $61.2 million for the year ended December 31, 2011, $8.7 million for the period from November 1 to December 31, 2010, $103.1 million for the period from January 1 to October 31, 2010 and $121.3 million for the year ended December 31, 2009.

5. Intangible Assets

        In conjunction with fresh-start accounting as of October 31, 2010, the Successor recognized identifiable intangible assets of $44.3 million.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets (Continued)

        The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$17,000	$3,555	$13,445	$17,000	$985	$16,015

	17,000	3,555	13,445	17,000	985	16,015

Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300

	27,300	—	27,300	27,300	—	27,300

	$44,300	$3,555	$40,745	$44,300	$985	$43,315

        The estimated useful lives for customer relationship intangibles are 10 years. The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. The Company uses an accelerated amortization method reflecting the rate of expected customer attrition.

        Amortization expense amounted to $2.6 million for the year ended December 31, 2011, $1.0 million for the period from November 1 to December 31, 2010, $33.6 million for the period from January 1 to October 31, 2010 and $43.1 million for the year ended December 31, 2009. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2012	$2,730
2013	2,421
2014	2,112
2015	1,803
2016	1,494
Thereafter	2,885

$13,445

6. Accrued Expenses

        Accrued expenses consisted of the following (dollars in thousands):

	December 31, 2011	December 31, 2010
Salaries and benefits	$17,519	$21,382
Interest	4,875	4,875
Other taxes	1,417	2,495

	$23,811	$28,752

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

        Long-term debt consists of a term loan which has an original principal amount of $300.0 million ($2.6 million current and $297.4 million long-term) and will mature on October 28, 2015. For each fiscal year that the Company has a cash balance that is greater than $67.5 million, the Company shall prepay, no later than 105 days after fiscal year end, loans in an aggregate amount equal to the lesser of: (a) 75% of excess cash flow, as defined, for such fiscal year; and (b) the amount by which the cash balance exceeds $67.5 million. In addition, the Company must make prepayment on loans in the case of certain prepayment events such as large asset sales. A term loan prepayment of $2.6 million is required for 2012 under such agreement.

        The term loan bears interest at a Eurocurrency rate on deposits for one, two, three or six month periods but no less than 3% plus a margin of 6%. The interest rate on the debt at December 31, 2011 was 9%.

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

        On October 3, 2011, the Company extended its revolving credit facility to mature on October 3, 2015. The Company incurred costs in conjunction with the refinancing amounting to $0.3 million. The facility has an available balance of $30.0 million with no amounts drawn during the year ended and as of December 31, 2011. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company's option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company's leverage, as defined in the agreement, at the time of the borrowing. The prior revolving credit facility had a maturity of October 27, 2012 with no amounts drawn on the line at any time.

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

Capitalized Interest

        Interest capitalized by the Company amounted to $2.3 million for the year ended December 31, 2011, $0.4 million for the period from November 1 to December 31, 2010, $0.8 million for the period from January 1 to October 31, 2010 and $1.5 million for the year ended December 31, 2009.

Contractual Interest Expense

        The Company recorded postpetition interest on prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim. Had the Company recorded interest expense based on all of the

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

prepetition contractual obligations, interest expense would have increased by $39.2 million for the period from January 1 to October 31, 2010 and $49.6 million for the year ended December 31, 2009.

Refinancing

        On February 29, 2012, the Company refinanced the existing term debt with a new five year term loan. The new loan provides for interest at an Alternate Base Rate, as defined, plus a margin of 4.75% or a Eurocurrency rate of no less than 1.25% per annum plus a margin of 5.75%. Initially, the Company selected the Eurocurrency rate resulting in a new nominal interest rate of 7.00%.

        In conjunction with the refinancing, the Company paid a call premium on the retirement of the Company's existing debt of $6.0 million, original issue discount on the new debt of $4.5 million and fees of $3.7 million.

8. Derivative Instruments and Hedging Activities

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

        In the first quarter of 2009, as the Company negotiated the terms of its restructuring with its lenders, the Company concluded that the notional amount being hedged in the Company's hedge effectiveness documentation was greater than the expected amount of debt outstanding during the remaining term of the original hedges because of the agreed upon reduction in interest payments. A loss of $4.0 million was recognized in the first quarter of 2009 for the additional amount of ineffectiveness in the Company's interest rate swaps.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Derivative Instruments and Hedging Activities (Continued)

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

9. Employee Benefit Plans

Pension and Other Postretirement Benefits

        Upon adoption of fresh-start accounting on October 31, 2010, the Company completed a revaluation of the pension and other postretirement benefit liabilities. The Company also accelerated the recognition of net unrecognized actuarial gains and losses.

        The Company sponsors a defined benefit pension plan and postretirement health and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees, with benefits frozen as of April 1, 2007 and certain management employees receive postretirement health and life insurance under grandfathered provisions of a terminated plan.

        As further discussed in Note 15, the Company implemented new terms of employment for union employees effective January 1, 2012. The terms of employment include a provision that provides for a freeze of pension benefits related to service and wage increases effective March 1, 2012. The Company has not recognized the impact of the freeze as of December 31, 2011. The freeze of the union pension is expected to result in a reduction of the projected benefit obligation by the difference between the accumulated benefit obligation and projected benefit obligation. This reduction in the liability will be used to offset actuarial losses previously recognized in the accumulated other comprehensive loss. In addition, the periodic benefit cost is expected to decline as there will no longer be any service cost. In January 2012, the union filed an unfair labor practices charge with the National Labor Relations Board ("NLRB") regarding the implementation of the terms of employment and two other matters. In February 2012, the NLRB issued a consolidated unfair labor practices complaint against the Company that combined allegations from two other unfair labor practices charges filed by the IBEW. A hearing on the complaint is scheduled for April 24, 2012. If the NLRB were to issue a complaint against the Company and found an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Therefore, in such case, the Company could be required to delay or reverse the March 1, 2012 freeze of pension benefits.

        The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

Pension Benefits

	Successor		Predecessor
	December 31, 2011	December 31, 2010	October 31, 2010
Change in projected benefit obligation:
Obligation at beginning of period	$204,715	$205,597	$181,087
Service cost	7,621	1,279	5,948
Interest cost	10,400	1,759	8,332
Actuarial (gain) loss	50,631	(3,775)	10,834
Benefits paid	(23,516)	(145)	(604)

Obligation at end of period	249,851	204,715	205,597

Change in plan assets:
Fair value of plan assets at beginning of period	145,036	139,592	104,310
Actual return on plan assets	3,141	5,589	12,026
Employer contributions	17,024	—	23,860
Benefits paid	(23,516)	(145)	(604)

Fair value of plan assets at end of period	141,685	145,036	139,592

Funded status:
Plan assets less than projected benefit obligation	$(108,166)	$(59,679)	$(66,005)

Amounts recognized on balance sheet:
Employee benefit obligation, noncurrent	$(108,166)	$(59,679)	$(66,005)

Actuarial gain (loss) recognized in accumulated other comprehensive income (loss)	$(51,504)	$7,534	$(3,976)

Actuarial assumptions:
Measurement date	12/31/2011	12/31/2010	10/31/2010
Discount rate	4.44% to 4.59%	5.47% to 5.64%	5.18% to 5.52%
Rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Other Postretirement Benefits

	Successor		Predecessor
	December 31, 2011	December 31, 2010	October 31, 2010
Change in projected benefit obligation:
Obligation at beginning of period	$36,901	$42,451	$38,926
Service cost	948	183	940
Interest cost	2,053	402	1,920
Actuarial (gain) loss	11,485	(5,875)	1,952
Benefits paid	(1,656)	(260)	(1,287)

Obligation at end of period	49,731	36,901	42,451

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	1,656	260	1,287
Benefits paid	(1,656)	(260)	(1,287)

Fair value of plan assets at end of period	—	—	—

Funded status:
Plan assets less than projected benefit obligation	$(49,731)	$(36,901)	$(42,451)

Amounts recognized on balance sheet:
Other current liabilities	$(2,469)	$(2,127)	$(2,057)
Employee benefit obligation, noncurrent	(47,262)	(34,774)	(40,394)

Net amount recognized	$(49,731)	$(36,901)	$(42,451)

Actuarial gain (loss) recognized in accumulated other comprehensive income (loss)	$(5,980)	$5,875	$(2,041)

Actuarial assumptions:
Measurement date	12/31/2011	12/31/2010	10/31/2010
Discount rate	4.85% to 5.09%	5.65% to 5.96%	5.55% to 5.98%
Assumed health care cost trend rate, current	8.00%	8.50%	9.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2018	2018	2018

        The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2012 is $2.5 million for pension benefits and $0.2 million for other postretirement benefits.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of benefit costs and weighted average actuarial assumptions for the year ended December 31, 2011, for the period from November 1 to December 31, 2010, for the period from January 1 to October 31, 2010, and for the year ended December 31, 2009 (dollars in thousands):

Pension Benefits

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Service cost	$7,621	$1,279	$5,948	$6,957
Interest cost	10,400	1,759	8,332	9,442
Expected asset return	(11,567)	(1,831)	(6,597)	(5,934)
Amortization of net (gain) loss	19	—	1,428	2,838

Total benefit cost	$6,473	$1,207	$9,111	$13,303

Actuarial assumptions:
Discount rate	5.47% to 5.64%	5.18% to 5.52%	5.85%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%

Other Postretirement Benefits

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Service cost	$947	$183	$940	$1,027
Interest cost	2,053	402	1,920	2,091
Amortization of net (gain) loss	(367)	—	(89)	(271)

Total benefit cost	$2,633	$585	$2,771	$2,847

Actuarial assumptions:
Discount rate	5.65% to 5.96%	5.55% to 5.98%	6.20%	6.25%
Assumed health care cost trend rate, current	8.00%	8.50%	9.00%	9.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2018	2018	2018	2018

        The measurement date for all plans was December 31, 2011, December 31, 2010 and October 31, 2010. The accumulated benefit obligation for the pension plans amounted to $219.7 million and

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

$178.3 million at December 31, 2011 and 2010, respectively. For the union plan, the accumulated benefit obligation was in excess of plan assets as of December 31, 2011 and 2010. For the management plan, the accumulated benefit obligation approximated plan assets at December 31, 2011 and was in excess of plan assets at December 31, 2010.

        The Company based its selection of an assumed discount rate for 2012 net periodic benefit cost and December 31, 2011 disclosure on a cash flow matching analysis that utilized bond information provided from a published bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2011. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2011 did not change from December 31 2010.

        In selecting the expected rate of return on plan assets of 7.75% for 2012 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans' asset allocations and the past performance of the plans' assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

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

        Accounting standards establish a fair value hierarchy when measuring the fair value of pension plan assets. The three levels of inputs within the hierarchy are defined as follows. Level 1 is quoted prices for identical assets or liabilities in active markets. Level 2 is significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 is significant unobservable inputs that reflect the Company's own assumptions as to how market participants would price an asset.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2011 and 2010, based on trading values or fund net asset value, by asset category and basis of valuation are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2011
Common stocks—domestic large cap	$14,569	$—	$—	$14,569
Equity funds—large cap index	—	73,012	—	73,012
Fixed income funds—diversified bond	—	53,380	—	53,380
Short term investment funds	—	724	—	724

	$14,569	$127,116	$—	$141,685

2010
Common stocks—domestic large cap	$6,438	$—	$—	$6,438
Equity funds—large cap index	—	88,692	—	88,692
Fixed income funds—diversified bond	—	49,698	—	49,698
Short term investment funds	—	208	—	208

	$6,438	$138,598	$—	$145,036

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

        The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010.

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

        All contributions made were as required by law. The Company expects to contribute $16.1 million to its defined benefit pension plans in 2012. This contribution level factors in the impact of the amendment of the union plan effective March 1, 2012 to freeze union plan benefits as discussed above.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company projects that it will make the following benefit payments for the years ended December 31 (dollars in thousands):

	Pension Plans Benefits Paid	Other Postretirement Benefits Paid
2012	$20,298	$2,529
2013	21,072	2,782
2014	19,065	2,999
2015	20,477	3,203
2016	20,475	3,210
2017 through 2021	85,900	17,630

	$187,287	$32,353

        Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$162	$(147)
Effect on postretirement benefit obligation	2,555	(2,172)

401(k) Plan

        The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 5% of compensation for union employees hired before September 13, 2008, 6% for union employees hired on or after September 13, 2008, and 6% of compensation for non-union employees. Company contributions were $3.9 million for the year ended December 31, 2011, $0.8 million for the period from November 1 to December 31, 2010, $3.2 million for the period from January 1 to October 31, 2010 and $3.6 million for the year ended December 31, 2009.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        The components of the income tax benefit are as follows (dollars in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Current
Federal	$—	$—	$—	$(2,229)
State and local	(1,341)	—	(346)	(756)

	(1,341)	—	(346)	(2,985)

Deferred	—	—	—	—

Total income tax benefit	$(1,341)	$—	$(346)	$(2,985)

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

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Income tax (benefit) at federal rate	$8,437	$1,064	$63,052	$(46,802)
Increase (decrease) resulting from:
State income taxes, net of federal income tax	1,105	132	7,833	(5,349)
Permanent differences	1,176	31,322	1,498	—
Other, net	136	(210)	(346)	(756)
Valuation allowance	(12,195)	(32,308)	(72,383)	49,922

Total income tax benefit	$(1,341)	$—	$(346)	$(2,985)

        The permanent difference for the period from November 1 to December 31, 2010 was primarily related to certain gains recognized only for income tax purposes related to emergence from Chapter 11. During the year ended December 31, 2011, the permanent difference was attributed primarily to certain tax credits and the Company recognizing adjustments to certain tax attributes for income tax purposes.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred income taxes consisted of the following (dollars in thousands):

	December 31, 2011	December 31, 2010
Deferred tax liabilities:
Property and equipment	$52,383	$32,643
Other basis differences	5,645	77

	58,028	32,720

Deferred tax assets:
Net operating loss and credit carryforwards	24,575	2,473
Intangible assets	86,219	92,615
Expenses deferred for tax	9,291	7,377
Employee benefits	41,594	22,061
Other basis differences	3,567	3,388

	165,246	127,914
Valuation allowance	(107,218)	(95,194)

	58,028	32,720

Deferred tax liability, net	$—	$—

        As a result of the Company's emergence from bankruptcy, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. Because of the distribution of new common stock to the secured lenders, the Company reduced net operating loss carryforward for certain interest payments made to those lenders for the three years prior to emergence from bankruptcy. In addition to the adjustment to the tax reporting basis as described above, the fresh-start accounting adjustments also created additional basis differences between income tax and financial reporting. As of December 31, 2011, net operating losses available for carry forward through 2031 amounted to $64.6 million.

        A valuation allowance has been provided at December 31, 2011 and 2010 for the deferred tax assets because of the uncertainty of future realization of such amounts. The Company has a short history as a new entity (post Chapter 11). Although the Company's ability to achieve profitability was enhanced by the costs and liability reductions that occurred as a result of the Chapter 11 process, the Predecessor operating results remain relevant. The fundamental business and inherent risks in which the Company operates did not change from those in which the Predecessor operated. As such, subsequent to the Chapter 11 process, due primarily to historical pre-tax losses, at December 31, 2011 the Company determined that it was still more likely than not that the deferred income tax assets would not be realized. If additional positive evidence becomes available, the conclusion regarding the

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

need for full valuation allowances may change resulting in the reversal of some or all of the valuation allowances. The following is a summary of activity for the valuation allowance (dollars in thousands):

	Beginning Balance	Charge (Credit) to Income Tax Expense or Equity	Ending Balance
Successor
January 1 to December 31, 2011	$95,194	$12,024	$107,218
November 1 to December 31, 2010	127,502	(32,308)	95,194
Predecessor
January 1 to October 31, 2010	$249,415	$(72,383)	$177,032
Year ended December 31, 2009	209,200	40,215	249,415

        The Company evaluates its tax positions for liability recognition. As of December 31, 2011, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company's consolidated statements of operations for the years ended December 31, 2011, 2010 or 2009. All tax years from 2007 remain open for both federal and Hawaii state purposes.

11. Stockholder's Equity

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

        Warrants to purchase 1,481,055 shares of new common stock for $14.00 per share were issued to holders of the Predecessor senior floating rate notes and senior fixed rate notes. The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015. The warrants are included in the reorganization equity valuation of $160.0 million. As of December 31, 2011, 1,476,140 warrants were outstanding.

Successor Equity Incentive Plan

        On the Emergence Date, the new equity incentive plan became effective pursuant to the plan of reorganization. The Compensation Committee of the Company's Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The maximum number of

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholder's Equity (Continued)

shares issuable under the new equity incentive plan is 1,400,000 shares. All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

        As of December 31, 2011, all awards were restricted stock units.

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

        Activity with respect to outstanding restricted stock units for the year ended December 31, 2011 and for the period from November 1 to December 31, 2010 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 31, 2010	—	$—
Granted	253,595	12
Vested	—	—
Forfeited	(6,817)	12

Nonvested at January 1, 2011	246,778	12
Granted	111,193	24
Vested	(53,096)	12
Forfeited	(55,924)	15

Nonvested at December 31, 2011	248,951	$17

        As of December 31, 2011, restricted stock units for 166,038 performance based shares had been distributed but the specific performance goals had yet to be determined and communicated. As such, the restricted stock units were not deemed granted for accounting purposes.

        As of December 31, 2011, there was $2.0 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of 3 years.

        The Successor recognized compensation expense of $2.1 million for the year ended December 31, 2011 and $0.1 million for the period from November 1 to December 31, 2010.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholder's Equity (Continued)

        The fair value as of the vesting date for the restricted stock units that vested during the year ended December 31, 2011 was $0.7 million. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 1,654 and were based on the value of the restricted stock units as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the tax authorities were less than $0.1 million. Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

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

        The Predecessor recognized share-based compensation expense of $0.1 million for both the period from January 1 to October 31, 2010 and for the year ended December 31, 2009 related to option grants.

12. Restructuring

        In 2011, the Company recorded a restructuring expense of $1.8 million included in selling, general and administrative expenses in conjunction with a cost reduction plan in the wireline segment. The plan is primarily to align the Company's operations to its current strategic plan and resulted in the termination of approximately six percent of the Company's workforce. The restructuring included closure of the Company's remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions. In conjunction with closure of the retail stores, the Company recognized a liability for the termination of three retail space leases.

        The following is a summary of the major components of the restructuring charges and the remaining accrual balance relating to the restructuring plan (dollars in thousands):

	Severance	Lease Termination	Total
Restructuring expense	$1,376	$473	$1,849
Cash payments	(1,339)	(473)	(1,812)

Balance at December 31, 2011	$37	$—	$37

13. Leases

        The Company leases certain facilities and equipment for use in the Company's operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $2.9 million for the year ended December 31, 2011, $0.5 million for the period from November 1, 2010 to December 31, 2010, $2.4 million for the period from January 1 to October 31, 2010 and $3.0 million for the year ended December 31, 2009.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Leases (Continued)

        Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2012	$1,359
2013	1,104
2014	1,119
2015	1,126
2016	961
Thereafter	10,699

$16,368

14. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Gain (Loss) on Cash Flow Hedging of Derivatives	Unrealized Gain (Loss) on Investments	Defined Benefit Postretirement Plans	Total
January 1, 2009 (Predecessor)	$(5,618)	$119	$(50,598)	$(56,097)
Other comprehensive income (loss) for 2009	5,156	(96)	17,846	22,906

December 31, 2009 (Predecessor)	(462)	23	(32,752)	(33,191)
Other comprehensive income (loss) for the period from January 1 to October 31, 2010	416	6	(6,017)	(5,595)

October 31, 2010 (Predecessor)	(46)	29	(38,769)	(38,786)
Elimination of Predecessor accumulated other comprehensive loss	46	(29)	38,769	38,786

November 1, 2010 (Successor)	—	—	—	—
Other comprehensive income (loss) for the period from November 1 to December 31, 2010	—	(16)	13,409	13,393

December 31, 2010 (Successor)	—	(16)	13,409	13,393
Other comprehensive income (loss) for 2011	—	(17)	(70,894)	(70,911)

December 31, 2011 (Successor)	$—	$(33)	$(57,485)	$(57,518)

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies

Long-Term Fixed Supplier Commitments

        The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related services. Annual fixed fee commitments for agreements in effect at December 31, 2011, amounted to the following (dollars in thousands):

Years ended, December 31:
2012	$12,811
2013	12,851
2014	5,084
2015	1,765

$32,511

        Under the long-term agreements, the Company incurred fees amounting to $14.7 million for the year ended December 31, 2011, $3.1 million for the period from November 1 to December 31, 2010, $13.1 million for the period January 1 to October 31, 2010 and $15.4 million for the year ended December 31, 2009.

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

Collective Bargaining Agreement

        On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") expired. The agreement covers approximately half of the Company's work force. On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected the Company's last, best and final offer. On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected. The Company has concluded that it has bargained in good faith and reached an impasse. As such, the Company implemented the terms of employment of its revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012 as discussed in Note 9. In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board ("NLRB") regarding the implementation of the terms of employment and two other matters. In February 2012, the NLRB issued a consolidated unfair labor practices complaint against the Company that combined allegations from two other unfair labor practices charges filed by the IBEW. A hearing on the complaint is scheduled for April 24, 2012. If the NLRB were to issue a complaint against the Company and found an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer. Therefore, in such case, the Company could be required to delay or reverse the March 1, 2012 freeze of pension benefits.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

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

        Investment securities—The fair value of investment securities is based on quoted market prices. Investment securities are included in other assets on the consolidated balance sheets.

        Debt—The fair value of debt is based on the value at which debt is trading among holders.

        The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying Value	Fair Value
December 31, 2011
Assets—investment in U.S. Treasury obligations (Level 1)	$1,718	$1,718
Liabilities—long-term debt (carried at cost)	300,000	306,000
December 31, 2010
Assets—investment in U.S. Treasury obligations (Level 1)	$1,805	$1,805
Liabilities—long-term debt (carried at cost)	300,000	300,000

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Fair Value of Financial Instruments (Continued)

        Assets measured at fair value on a recurring basis represent investment securities included in other assets. A summary is as follows (dollars in thousands):

	December 31, 2011	December 31, 2010
Fair value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$1,718	$1,805
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$1,718	$1,805

        Assets and liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2010 represent all asset and liabilities recognized in conjunction with fresh-start accounting as of October 31, 2010. A summary of the revalued assets and liabilities is included in Note 22 including a discussion of the valuation methodology. The majority of assets and liabilities were revalued using level 3 significant unobservable inputs.

17. Cash Flow Information

        Supplemental cash flow information is as follows:

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—	$—
Interest paid, net of amounts capitalized	25,323	—	10,865	14,863
Non-cash investing activities—receipt of equipment for settlement of receivable or for capital lease	2,250	—	—	—

18. Segment Information

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        The following table provides operating financial information for the Company's two reportable segments (dollars in thousands):

	Wireline Services	Other	Intersegment Elimination	Total
Successor
For the year ended and as of December 31, 2011
Operating revenues
Local voice and other retail services	$257,137	$5,616	$(1,345)	$261,408
Network access services	133,748	—	—	133,748

	$390,885	$5,616	$(1,345)	$395,156

Depreciation and amortization	$63,806	$—	$—	$63,806
Net income (loss)	27,881	(1,726)	—	26,155
Capital expenditures	81,075	—	—	81,075
Assets	661,101	671	—	661,772
Period from November 1 to December 31, 2010
Operating revenues
Local voice and other retail services	$43,224	$1,009	$(238)	$43,995
Network access services	22,764	—	—	22,764

	$65,988	$1,009	$(238)	$66,759

Depreciation and amortization	$9,723	$—	$—	$9,723
Net income (loss)	3,640	(511)	—	3,129
Capital expenditures	19,134	—	—	19,134
Assets as of December 31, 2010	$645,425	$611	$—	$646,036
Predecessor
Period from January 1 to October 31, 2010
Operating revenues
Local voice and other retail services	$220,714	$5,179	$(1,214)	$224,679
Network access services	110,007	—	—	110,007

	$330,721	$5,179	$(1,214)	$334,686

Depreciation and amortization	$136,564	$97	$—	$136,661
Net income (loss)	188,398	(2,604)	—	185,794
Capital expenditures	60,053	—	—	60,053
For the year ended and as of December 31, 2009
Operating revenues
Local voice and other retail services	$273,065	$6,906	$(1,444)	$278,527
Network access services	130,068	—	—	130,068

	$403,133	$6,906	$(1,444)	$408,595

Depreciation and amortization	$164,247	$129	$—	$164,376
Net loss	(127,351)	(3,383)	—	(130,734)
Capital expenditures	89,361	—	—	89,361
Assets	1,182,783	894	—	1,183,677

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

        The Company's quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

	Operating Revenues	Operating Income (Loss)	Net Income (Loss)	Earnings per share— basic	Earnings per share— diluted
Successor
Year Ended December 31, 2011:
First Quarter	$98,505	$12,494	$5,538	$0.55	$0.51
Second Quarter	100,744	13,190	6,733	0.66	0.61
Third Quarter	97,040	12,833	7,373	0.73	0.68
Fourth Quarter	98,867	12,621	6,511	0.64	0.63

Total	$395,156	$51,138	$26,155	$2.58	$2.41

November 1 to December 31, 2010	$66,759	$7,981	$3,129	$0.31	$0.30

Predecessor
January 1 to October 31, 2010:
First Quarter	$100,253	$(14,811)	$(23,321)	$(54.49)	$(54.49)
Second Quarter	99,621	(13,111)	(22,303)	(52.11)	(52.11)
Third Quarter	101,455	(13,237)	(23,478)	(54.86)	(54.86)
October 1 to October 31, 2010	33,357	(1,743)	254,896	595.55	595.55

Total	$334,686	$(42,902)	$185,794	$434.10	$434.10

20. Restricted Net Assets and Parent Company Condensed Financial Information

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

        The parent company has accounted for its investment in its consolidated subsidiary on the equity method of accounting. Because the parent company guarantees the debt of its subsidiary, it continued to record losses of its subsidiary even though such losses exceeded its basis in the investment. No dividends were paid by the subsidiaries to the parent company at any time during the existence of the parent company.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Operations
(Dollars in Thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Equity in earnings (loss) of Hawaiian Telcom Communications, Inc.	$24,814	$3,129	$185,448	$(133,719)
Income tax benefit	(1,341)	—	(346)	(2,985)

Net income (loss)	$26,155	$3,129	$185,794	$(130,734)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in Thousands)

	December 31, 2011	December 31, 2010
Assets
Investment in Hawaiian Telcom Communications, Inc.	$136,196	$178,792

Total assets	$136,196	$178,792

Stockholders' Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 10,190,526 and 10,135,063 shares issued and outstanding	$102	$101
Additional paid-in capital	164,328	162,169
Accumulated other comprehensive income (loss)	(57,518)	13,393
Retained earnings	29,284	3,129

Total stockholders' equity	$136,196	$178,792

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Net income (loss)	$26,155	$3,129	$185,794	$(130,734)
Undistributed (earnings) loss of Hawaiian Telcom Communications, Inc.	(26,155)	(3,129)	(185,794)	130,734

Net cash provided by operating activities,net change in cash and ending balance of cash	$—	$—	$—	$—

21. Chapter 11 Reorganization

        On December 1, 2008 (the "Petition Date"), Hawaiian Telcom Holdco, Inc. and its subsidiaries, with the exception of Hawaiian Telcom Insurance Company, Incorporated (the "Non-Debtor"), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. The cases were transferred to the District of Hawaii on December 22, 2008 (the "Bankruptcy Court"). The cases were being jointly administered under Case No. 08-02005. The Debtors continued to operate as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        On June 3, 2009, the Debtors filed a plan of reorganization with the Bankruptcy Court together with the disclosure statement. On August 28, 2009, the Bankruptcy Court approved distribution of the disclosure statement for vote by the prepetition creditors. On November 13, 2009, the judge of the Bankruptcy Court ruled that the plan as presented was approved. The final confirmation order was issued by the Court on December 30, 2009. The plan of reorganization, including the proposed debt and equity structure, was subject to approval of the HPUC and Federal Communications Commission (FCC). Approvals were obtained in September 2010 and relevant appeal periods expired in October 2010. After satisfying all conditions precedent to emergence under the Plan, the Company emerged from Chapter 11 effective as of October 28, 2010 ("Emergence Date"). On January 27, 2012, the Bankruptcy Court issued a final decree closing the Chapter 11 cases.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Fresh-Start Reporting

        Although the Company emerged from bankruptcy on October 28, 2010, the Predecessor adopted "fresh-start" accounting as of October 31, 2010 for accounting convenience. Fresh-start accounting was required because holders of existing voting shares immediately before filing and confirmation of the plan of reorganization received less than 50% of the voting shares of the emerging entity and the Company's reorganization value was less than its post petition liabilities and allowed claims. Fresh-start accounting requires the Successor to allocate its reorganization value to its assets and liabilities in a manner similar to that which is used for purchase business combinations. Under the provisions of fresh-start accounting, a new entity is deemed created for financial reporting purposes. References to Successor refer to the Company after October 31, 2010 after giving effect to provisions of the plan and application of fresh-start accounting. References to Predecessor refer to the Company prior to and on October 31, 2010. Accordingly, the financial information disclosed under the heading Successor is presented on a basis different from, and is therefore not comparable to, the financial information disclosed under the heading Predecessor.

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

        The estimated enterprise value, and corresponding equity value, is highly dependent on achieving the future financial results in the projections as well as the realization of certain other assumptions. The estimated equity value of the Company was calculated to be approximately $160.0 million. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Fresh-Start Reporting (Continued)

be no assurance that the estimates, assumptions and amounts reflected in the valuations will be realized and the actual results could vary materially. Moreover, the market value of the Company's common stock may differ materially from the equity valuation.

        The effects of the plan of reorganization and fresh-start reporting as of October 31, 2010 are as follows (dollars in thousands):

	Predecessor October 31, 2010	Plan Reorganization Adjustments		Fresh-Start Valuation Adjustments		Successor October 31, 2010(a)
Assets
Current assets
Cash and cash equivalents	$94,138	$(4,177)	(b)(c)	$—		$89,961
Receivables, net	40,736	—		—		40,736
Material and supplies	5,495	—		—		5,495
Prepaid expenses	6,494	—		—		6,494
Other current assets	11,448	—		(3,043)	(d)	8,405

Total current assets	158,311	(4,177)		(3,043)		151,091
Property, plant and equipment, net	670,714	—		(221,801)	(d)	448,913
Intangible assets, net	268,293	—		(223,993)	(d)	44,300
Other assets	6,651	—		(3,107)	(d)	3,544

Total assets	$1,103,969	$(4,177)		$(451,944)		$647,848

Liabilities and Stockholders' Equity (Deficiency)
Liabilities not subject to compromise
Current liabilities
Accounts payable	$26,907	$898	(b)	$—		$27,805
Accrued expenses	31,392	—		—		31,392
Advance billings and customer deposits	15,662	—		—		15,662
Other current liabilities	5,679	—		(3,043)	(d)	2,636

Total current liabilities	79,640	898		(3,043)		77,495
Long-term debt	—	300,000	(b)	—		300,000
Employee benefit obligations	106,400	—		—		106,400
Other liabilities	4,899	—		(3,107)	(d)	1,792

Total liabilities not subject to compromise	190,939	300,898		(6,150)		485,687
Liabilities subject to compromise	1,175,826	(1,175,826)	(b)	—		—

Total liabilities	1,366,765	(874,928)		(6,150)		485,687

Stockholders' equity (deficiency)
Common stock	4	97	(c)	—	(e)	101
Additional paid-in capital	429,058	162,064	(c)	(429,062)	(e)	162,060
Accumulated other comprehensive loss	(38,786)	—		38,786	(e)	—
Accumulated deficit	(653,072)	708,590	(c)	(55,518)	(e)	—

Total stockholders' equity (deficiency)	(262,796)	870,751		(445,794)		162,161

Total liabilities and stockholders' equity (deficiency)	$1,103,969	$(4,177)		$(451,944)		$647,848

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

22. Fresh-Start Reporting (Continued)

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

23. Reorganization

        The accompanying consolidated financial statements have been prepared in accordance with accounting standards for financial reporting by entities in reorganization under the Bankruptcy Code. The Predecessor's consolidated statements of operations for the period from January 1 to October 31, 2010 and for the year ended December 31, 2009 present the results of operations during the

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

23. Reorganization (Continued)

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

Reorganization Items

        Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing and are presented separately in the consolidated statements of operations. Such (income) and expense items consist of the following (dollars in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	For the Year Ended December 31, 2009
Professional fees	$1,050	$539	$10,586	$33,904
Cancellation of liability	—	—	—	(733)
Effects of the plan of reorganization	—	—	(708,590)	—
Fresh-start valuation of assets and liabilities	—	—	445,794	—
Expense deferred financing costs	—	—	—	9,870
Other	—	—	536	(36)

	$1,050	$539	$(251,674)	$43,005

        Deferred financing costs amounting to $9.9 million were expensed in December 2009 when the Bankruptcy Court approved the amount of the allowed claims for the bank and senior notes debt. The amount of the approved claim was equivalent to the carrying value of the debt, exclusive of the debt issuance costs.

        Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process. The cancellation of liability relates to amounts owed to Accenture (see Note 15).

        Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.4 million for the year ended December 31, 2011, $3.1 million for the period from November 1 to December 31, 2010, $17.9 million for the period from January 1 to October 31, 2010 and $25.4 million for the year ended December 31, 2009.

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the "Company') as of December 31, 2011. Based on their evaluations, as of December 31, 2011, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Annual Report on Internal Control over Financial Reporting

        Management of Hawaiian Telcom Holdco, Inc. (the "Company") has prepared an annual report on internal control over financial reporting. The Company's independent registered public accounting firm has rendered an opinion on the Company's internal control over financial reporting. Management's report, together with the opinion of the independent registered public accounting firm, is set forth in Part II, Item 8 of this report.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

  A.
  Directors

        For information about the Directors and corporate governance of the Company, see the section captioned "Election of Directors" in the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), which section is incorporated herein by reference.

  B.
  Executive Officers

        The following table provides information regarding our executive officers as of March 1, 2012:

Name	Age	Position(s)
Officers
Eric K. Yeaman	44	President, Chief Executive Officer and Director
Kurt Hoffman	58	Chief Operating Officer
Robert F. Reich	52	Senior Vice President and Chief Financial Officer
Michael E. Czerwinski	48	Senior Vice President—Customer Operations
Bradley J. Fisher	41	Senior Vice President—Strategy and Marketing
Craig T. Inouye	50	Senior Vice President—Sales
John T. Komeiji	58	Senior Vice President and General Counsel
Kevin T. Paul	56	Senior Vice President—Technology

        Eric K. Yeaman became our President, Chief Executive Officer and a Director in June 2008. He was an executive officer and Director of the Company at the time of its chapter 11 filing in December 2008. Prior to joining us, Mr. Yeaman served as Senior Executive Vice President and Chief Operating Officer of Hawaiian Electric Company, Inc. (HECO) from January 2008 to June 2008, where he was responsible for its Oahu operations, energy solutions, public affairs and the financial and administrative process areas. From January 2003 to January 2008, Mr. Yeaman served as Financial Vice President, Treasurer and Chief Financial Officer of Hawaiian Electric Industries, Inc. (HEI), HECO's parent company. At HEI, he oversaw the controller, treasury, investor relations, corporate tax, information technology and enterprise risk management functions. Mr. Yeaman began his career at Arthur Andersen LLP in September 1989. Mr. Yeaman is a director of the United States Telecom Association and serves as a director of several Hawaii non-profit organizations, including as Chairman of the Board of Trustees of The Queen's Health Systems.

        Kurt Hoffman became our Chief Operating Officer in April 2011. Mr. Hoffman oversees day-to-day operations of the Company's sales, marketing (including product development), customer operations and technology teams, and is tasked with integrating them to drive the implementation of our strategic plan. Prior to joining us, Mr. Hoffman was Chief Operating Officer of Speakeasy Networks, a Seattle-based telecommunications company, from 2002 until 2010, during which time he managed product development, customer support, network engineering, network planning, operations, software engineering, IT and HR teams while the company transformed from a start-up venture to a nationwide provider of broadband voice, data, managed hosting, and co-location services. He also coordinated design and development of new products. Prior to joining Speakeasy, Mr. Hoffman held executive positions at iBEAM Broadcasting, Level 3 Communications, and Sprint/Global One.

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

        Michael E. Czerwinski became our Senior Vice President—Customer Operations in June 2011. Mr. Czerwinski leads the team that is responsible for all facets of our customer experience, overseeing functions such as order entry, provisioning, customer care, field operations, revenue assurance, billing operations, and network reliability. He has more than 20 years of experience in telecommunications operations, having previously served at Speakeasy Networks as Chief Operating Officer from May 2010 to January 2011 and Vice President of Operations from May 2006 to May 2010. From May 2011 to June 2011, Mr. Czerwinski provided consulting services to us in the area of customer experience.

        Bradley J. Fisher became our Senior Vice President—Strategy and Marketing in February 2010. Mr. Fisher brings an extensive communications background to the Company, with 13 years' experience in developing, managing and marketing new products and services at Bell Canada, Canada's largest communications provider. At Bell Canada, Brad served as Vice President, Consumer Internet Services from 2005 to 2008 and as General Manager, Services Development from 2000 to 2005, where he led the innovation, design and implementation of new products and new lines of business for Bell Canada's voice, video and Internet divisions. Just prior to joining us, Mr. Fisher served as a consultant working with us in leading the successful effort to rebuild and restart our video development program.

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

        Kevin T. Paul became our Senior Vice President—Technology in August 2011 and is responsible for the architecture, engineering, development, test and support of our network and systems. Mr. Paul has held leadership technology roles for over 25 years. Prior to joining us, he served in various capacities at Level 3 Communications since 2000, including as Vice President of Content Engineering & Development from January 2009 to July 2011, where he had responsibility for the architecture, engineering, development, test and tier IV support of Level 3's CDN and VYVX services, and Vice President of Network Integration from November 2005 to December 2008, where he had responsibility for network due diligence, integration, planning and execution.

Item 11.    Executive Compensation

        For information about executive compensation, see the section captioned "Compensation of the Named Executive Officers and Directors" in the Company's 2012 Proxy Statement, which section is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the section captioned "Security Ownership of Certain Stockholders, Directors and Executive Officers" in the Company's 2012 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Company's 2012 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        See the section captioned "Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for 2012" in the Company's 2012 Proxy Statement, which section is incorporated herein by reference.

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

3.
Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization, dated December 30, 2009, confirmed by the Bankruptcy Court (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Telcom Holdco, Inc., filed October 28, 2010 with The State of Delaware (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

3.2	Bylaws of Hawaiian Telcom Holdco, Inc., amended and restated effective November 9, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

4.2	Warrant Agreement and form of Warrant Certificate dated October 28, 2010, between Hawaiian Telcom Holdco, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.1	Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. and KGP Logistics, Inc. (KGP) dated December 7, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.2	Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.3	Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.4	Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 of Hawaiian Telcom Communications, Inc.'s Form 10-K, File No. 333-131152, filed with the SEC on April 2, 2007).

10.5	Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.6	Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 of Hawaiian Telcom Communications, Inc.'s Amendment No. 1 to Form S-4, File No. 333-131152, filed with the SEC on March 31, 2006).

10.7	Amended and Restated Master Application Services Agreement effective as of March 13, 2009, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

Exhibit No.		Description of Exhibit
10.8	*	Amended and Restated Employment Agreement dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.9	*	Amendment dated May 12, 2011 to Amended and Restated Employment Agreement, dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 0-54196, filed with the SEC on May 16, 2011).

10.10	*	Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 of Hawaiian Telcom Communications, Inc.'s Form 8-K, File No. 333-131152, filed with the SEC on March 28, 2007).

10.11	*	Amendment dated May 13, 2008 to Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.3 of Hawaiian Telcom Communications, Inc.'s Form 8-K, File No. 333-131152, filed with the SEC on March 28, 2007).

10.12	*	Amendment dated December 21, 2009 to Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.13	*	Employment Agreement, effective as of July 28, 2008, by and between John T. Komeiji and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.14	*	Amendment dated December 21, 2009 to Employment Agreement, effective as of July 28, 2008, by and between John T. Komeiji and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.15	*	General Waiver and Release of Claims, dated May 11, 2011, by and between Michael F. Edl and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 0-54196, filed with the SEC on May 16, 2011).

10.16	*	Employment Agreement, effective as of April 4, 2011, by and between Kurt Hoffman and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

10.17	*	Amended and Restated Employment Agreement, effective as of November 21, 2011, by and between Bradley J. Fisher and Hawaiian Telcom Communications, Inc.

10.18		Senior Secured Loan Agreement, dated as of October 28, 2010, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the lenders party thereto, and Wilmington Trust FSB, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

Exhibit No.		Description of Exhibit
10.19		Guarantee and Collateral Agreement, dated as of October 28, 2010, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the subsidiaries of Hawaiian Telcom Communications, Inc. identified therein, and Wilmington Trust FSB, as collateral agent (incorporated by reference to Exhibit 10.30 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.20		Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

10.21		Amended and Restated Guaranty, dated as of October 3, 2011, by and among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

10.22	*	Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.23	*	Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.24	*	Form of Restricted Stock Unit Agreement for the CEO pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.25	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.26	*	Hawaiian Telcom Performance Compensation Plan, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.36 on the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

23.1		Consent of Deloitte & Touche LLP dated March 14, 2012.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

Exhibit No.		Description of Exhibit
101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

*
Identifies each management contract or compensatory plan or arrangement.

#
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

Hawaiian Telcom Holdco, Inc.
Date: March 14, 2012	By:	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC K. YEAMAN Eric K. Yeaman	Chief Executive Officer (Principal Executive Officer)	March 14, 2012
/s/ ROBERT F. REICH Robert F. Reich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012
/s/ KURT M. CELLAR Kurt M. Cellar	Director	March 14, 2012
/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Director	March 14, 2012
/s/ WARREN H. HARUKI Warren H. Haruki	Director	March 14, 2012
/s/ RICHARD A. JALKUT Richard A. Jalkut	Director	March 14, 2012
/s/ STEVEN C. OLDHAM Steven C. Oldham	Director	March 14, 2012
/s/ BERNARD R. PHILLIPS III Bernard R. Phillips III	Director	March 14, 2012