Form 10-Q
period 2012-03-31
Hawaiian Telcom Holdco, Inc.
filed 2012-05-10
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34686

Hawaiian Telcom Holdco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii  96813

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 10, 2012, 10,244,576 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Operating revenues	$97,574	$98,505

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,799	40,570
Selling, general and administrative	29,026	30,136
Depreciation and amortization	16,588	15,305

Total operating expenses	86,413	86,011

Operating income	11,161	12,494

Other income (expense):
Interest expense	(5,986)	(6,259)
Loss on early extinguishment of debt	(5,112)	—
Interest income and other	12	14

Total other expense	(11,086)	(6,245)

Income before reorganization items and income tax benefit	75	6,249

Reorganization items	—	711

Income before income tax benefit	75	5,538

Income tax benefit	(132)	—

Net income	$207	$5,538

Net income per common share -
Basic	$0.02	$0.55
Diluted	$0.02	$0.51

Weighted average shares used to compute net income per common share -
Basic	10,201,039	10,137,696
Diluted	10,434,026	10,927,658

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$207	$5,538

Other comprehensive income (loss), net of tax -
Unrealized holding gains (losses) arising during period	(3)	(24)
Retirement plan	33,388	—
Other comprehensive income (loss), net of tax	33,385	(24)

Comprehensive income	$33,592	$5,514

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$60,048	$82,063
Receivables, net	38,310	37,712
Material and supplies	9,611	8,190
Prepaid expenses	3,797	4,107
Other current assets	2,337	2,127
Total current assets	114,103	134,199
Property, plant and equipment, net	483,572	482,371
Intangible assets, net	40,063	40,745
Other assets	9,640	4,457

Total assets	$647,378	$661,772

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$1,500	$2,600
Accounts payable	23,565	24,785
Accrued expenses	15,258	23,811
Advance billings and customer deposits	15,482	14,672
Other current liabilities	3,754	3,649
Total current liabilities	59,559	69,517
Long-term debt	294,068	297,400
Employee benefit obligations	120,243	155,428
Other liabilities	3,425	3,231
Total liabilities	477,295	525,576

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,240,876 and 10,190,526 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	102	102
Additional paid-in capital	164,623	164,328
Accumulated other comprehensive loss	(24,133)	(57,518)
Retained earnings	29,491	29,284
Total stockholders’ equity	170,083	136,196

Total liabilities and stockholders’ equity	$647,378	$661,772

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$207	$5,538
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,588	15,305
Loss on early extinguishment of debt	5,112	—
Employee retirement benefits	(1,796)	(1,369)
Provision for uncollectibles	889	1,068
Reorganization items	—	711
Stock based compensation	340	311
Changes in operating assets and liabilities:
Receivables	(1,487)	(1,901)
Material and supplies	(1,421)	1,363
Prepaid expenses and other current assets	100	959
Accounts payable and accrued expenses	(7,064)	(6,758)
Advance billings and customer deposits	809	(189)
Other current liabilities	105	144
Other	92	(41)
Net cash provided by operating activities before reorganization items	12,474	15,141
Operating cash flows used by reorganization items	—	(1,482)
Net cash provided by operating activities	12,474	13,659

Cash flows used in investing activities:
Capital expenditures	(19,814)	(15,497)
Net cash used in investing activities	(19,814)	(15,497)

Cash provided by financing activities:
Repayment of debt including premium	(306,000)	—
Proceeds from borrowing	295,500	—
Loan refinancing costs	(4,130)	—
Taxes paid related to net share settlement of equity awards	(45)	—
Proceeds from sale of common stock	—	49
Net cash provided by (used in) financing activities	(14,675)	49

Net change in cash and cash equivalents	(22,015)	(1,789)
Cash and cash equivalents, beginning of period	82,063	81,647

Cash and cash equivalents, end of period	$60,048	$79,858

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$10,556	$6,409

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	340	—	—	340

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	50,350	—	(45)	—	—	(45)

Net income	—	—	—	—	207	207

Other comprehensive income (loss), net of tax	—	—	—	33,385	—	33,385

Balance, March 31, 2012	10,240,876	$102	$164,623	$(24,133)	$29,491	$170,083

Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	311	—	—	311

Sale of common stock under warrant agreement	3,495	—	49	—	—	49

Net income	—	—	—	—	5,538	5,538

Other comprehensive income (loss), net of tax	—	—	—	(24)	—	(24)

Balance, March 31, 2011	10,138,558	$101	$162,529	$13,369	$8,667	$184,666

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Business Description

Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network.  The Company offers a variety of telecommunication services to residential and business customers in Hawaii including local telephone, network access and data transport, long distance, Internet, television and wireless phone service.  The Company also provides communications equipment sales and maintenance, and network managed services.

Organization

The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries — Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2012 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $1.3 million and $1.5 million at March 31, 2012 and 2011, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $2.0 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Earnings per Share

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  The denominator used to compute basic and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
	2012	2011

Basic earnings per share - weighted average shares	10,201,039	10,137,696
Effect of dilutive securities:
Employee and director restricted stock units	73,388	134,453
Warrants	159,599	655,509

Diluted earnings per share - weighted average shares	10,434,026	10,927,658

The computation of weighted average dilutive shares outstanding excluded restrictive stock units to acquire 75,047 shares of common stock for the three month period ended March 31, 2012. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income.  The new guidance was effective January 1, 2012 and resulted in a change in the method of presenting other comprehensive income by the Company.

In May 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).  The amendments explain how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The guidance became effective January 1, 2012 for the Company and did not have a material impact on the Company’s financial statements.

3.  Reorganization Items

Reorganization items represent expense or income amounts that were recognized as a direct result of the Company’s Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of professional fees related to legal, financial advisory and other professional costs directly associated with the reorganization process and amounted to $0.7 million for the three months ended March 31, 2011.  The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $1.5 million for the three months ended March 31, 2011.

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011

Customers and other	$42,107	$40,636
Allowance for doubtful accounts	(3,797)	(2,924)

	$38,310	$37,712

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011

Property, plant and equipment	$565,009	$548,838
Less accumulated depreciation and amortization	(81,437)	(66,467)

	$483,572	$482,371

Depreciation expense amounted to $15.9 million and $15.0 million for the three months ended March 31, 2012 and 2011, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization – customer relationships	$17,000	$4,237	$12,763	$17,000	$3,555	$13,445
Not subject to amortization – brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$4,237	$40,063	$44,300	$3,555	$40,745

Amortization expense amounted to $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2012 (remaining months)	$2,048
2013	2,421
2014	2,112
2015	1,803
2016	1,494
Thereafter	2,885

$12,763

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011

Salaries and benefits	$13,976	$17,519
Interest	175	4,875
Other taxes	1,107	1,417

	$15,258	$23,811

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at March 31,	Final	March 31,	December 31,
	2012	Maturity	2012	2011

Term loan	7.00%	February 28, 2017	$300,000	$—
Term loan repaid	NA	NA	—	300,000
Original issue discount			(4,432)	—
			295,568	300,000
Current			1,500	2,600

Noncurrent			$294,068	$297,400

The term loan outstanding at March 31, 2012 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 4.75% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.25% per annum plus a margin of 5.75%.  The Company has selected the Eurocurrency rate as of March 31, 2012 resulting in a nominal interest rate currently at 7.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments are required beginning December 2012 of $0.8 million with the balance of the loan due at maturity on February 28, 2017.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

In connection with the February 2012 refinancing of the term loan debt, the Company paid a premium on the repayment of the old term loan of $6.0 million.  In addition, the Company paid $4.1 million in underwriting fees and legal costs. The premium on repayment of debt, and underwriting fees and legal costs were accounted for in accordance with accounting standards for modification of debt instruments with different terms.  The Company compared each syndicated lenders’ loan under the old term loan with the syndicated lenders’ loan under the new term loans.  For loans under the new term loan that were substantially different, the Company recognized the exchange of debt instruments as a debt extinguishment. For loans under the new term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a modification. As a result of the refinancing, the Company capitalized $5.0 million of the premium on the repayment of debt and refinancing fees and expensed the remainder resulting in a loss on early extinguishment of debt of $5.1 million.

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ending March 31, 2012 and 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

The obligations under the bank facilities are guaranteed by the Company and each subsidiary with certain exceptions.  In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets.  In addition, there are financial covenants consisting of an interest coverage ratio, leverage ratio and a maximum level of capital expenditures.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2012 are as follows (dollars in thousands):

Year ended December 31,
2012 (remainder of year)	$750
2013	3,000
2014	3,000
2015	3,000
2016	3,000
2017	287,250

$300,000

8.             Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

As further discussed in Note 11, the Company implemented new terms of employment for union employees effective January 1, 2012.  The terms of employment include a provision for a freeze of pension benefits related to service and wage increases effective March 1, 2012.  In January 2012, the union filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  If the NLRB were to issue a complaint against the Company and found an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer.   Therefore, in such case, the Company could be required to delay or reverse the March 1, 2012 freeze of pension benefits.

The Company amended its union pension plan on January 24, 2012 for the freeze of benefits effective March 1, 2012.   This resulted in a reduction of the projected benefit obligation by $30.2 million which is the difference between the accumulated benefit obligation and projected benefit obligation at that date.  The liability as of January 24, 2012 was measured using a discount rate of 4.54%.  The union pension trust assets were also measured as of this date.  The reduction in the net recorded liability of $33.4 million was used to offset actuarial losses previously recognized in the accumulated other comprehensive loss.  In addition, the periodic benefit cost was reduced to reflect that there is no future service cost for the union pension plan beginning March 1, 2012.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three months ended March 31, 2012 and 2011 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2012	2011

Service cost	$1,550	$1,821
Interest cost	2,496	2,708
Expected asset return	(2,829)	(2,943)
Amortization of loss	222	—

Net periodic benefit cost	1,439	1,586

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2012	2011

Service cost	$252	$229
Interest cost	598	514
Amortization of loss (gain)	41	(99)

Net periodic benefit cost	$891	$644

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $16.1 million to its pension plan in 2012.  As of March 31, 2012, the Company has contributed $3.7 million.  The Company presently anticipates contributing the full amount during the remainder of 2012.

9.     Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011

Income tax provision	$26	$1,883
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(129)	222
Valuation allowance	(29)	(2,105)

Income tax benefit	$(132)	$—

A valuation allowance has been provided at March 31, 2012 and December 31, 2011 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company has a short history as a new entity (post Chapter 11).  Although the Company’s ability to achieve profitability was enhanced by the costs and liability reductions that occurred as a result of the Chapter 11 process, its historical operating results remain relevant.  The fundamental business and inherent risks in which the Company operates did not change.  As such, subsequent to the Chapter 11 process, due primarily to historical pre-tax losses, at March 31, 2012 the Company determined that it was still more likely than not that the deferred income tax assets would not be realized.  If additional positive evidence becomes available, the conclusion regarding the need for full valuation allowances may change resulting in the reversal of some or all of the valuation allowances.

The Company evaluates its tax positions for liability recognition.  As of March 31, 2012, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012 or 2011.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

10.  Stock Option Plan

The Company has an equity incentive plan that became effective October 28, 2010.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the new equity incentive plan is 1,400,000 shares.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2012, all awards were restricted stock units. Activity with respect to outstanding restricted stock units for the three months ended March 31, 2012 and 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2012
Nonvested at January 1, 2012	248,951	$17
Granted	116,987	16
Vested	(53,060)	26
Forfeited	(1,539)	26
Nonvested at March 31, 2012	311,339	$15

2011
Nonvested at January 1, 2011	246,778	$12
Granted	57,639	27
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2011	304,417	$15

The Company recognized compensation expense of $0.3 million for the three months ended March 31, 2012 and 2011.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2012 was $0.9 million.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 2,715 and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities were less than $0.1 million.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

11.  Commitments and Contingencies

Collective Bargaining Agreement

On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) expired.  The agreement covers approximately half of the Company’s work force.  On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected the Company’s last, best and final offer.  On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected.  The Company has concluded that it has bargained in good faith and reached an impasse.  As such, the Company implemented the terms of employment of its revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012 as discussed in Note 8.  In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  If the NLRB were to issue a complaint against the Company and found an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer.   Therefore, in such case, the Company could be required to reverse the March 1, 2012 freeze of pension benefits.

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

12.  Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents, accounts receivable and accounts payable — The carrying amount approximates the fair value.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash is measured as Level 2.

Investment securities — The fair value of investment securities is based on quoted market prices.  Investment securities are included in other assets on the condensed consolidated balance sheets.

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

March 31, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$1,708	$1,708
Liabilities - long-term debt (carried at cost, Level 2)	300,000	299,000

December 31, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,718	$1,718
Liabilities - long-term debt (carried at cost, Level 2)	300,000	306,000

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

13.  Segment Information

The Company operates in two reportable segments (Wireline Services and Wireless) based on how resources are allocated and performance is assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines.  In addition, the Wireline Services segment provides Internet, long distance services, television, managed services, customer premise equipment, data solutions, billing and collection, and pay telephone services.  The other segment consists primarily of wireless services.

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Wireless	Elimination	Total

For the three months ended March 31, 2012
Operating revenues
Local voice and other retail services	$63,507	$1,252	$(343)	$64,416
Network access services	33,158	—	—	33,158
	$96,665	$1,252	$(343)	$97,574

Depreciation and amortization	$16,588	$—	$—	$16,588
Net income (loss)	(3)	210	—	207
Capital expenditures	17,105	—	—	17,105

Assets as of December 31, 2011	$661,101	$671	$—	$661,772

For the three months ended March 31, 2011
Operating revenues
Local voice and other retail services	$63,117	$1,455	$(346)	$64,226
Network access services	34,279	—	—	34,279
	$97,396	$1,455	$(346)	$98,505

Depreciation and amortization	$15,305	$—	$—	$15,305
Net income (loss)	6,560	(1,022)	—	5,538
Capital expenditures	16,022	—	—	16,022

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

•                  failures in critical back-office systems and IT infrastructure;

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

Segments and Sources of Revenue

We operate in two reportable segments (Wireline Services and Wireless) based on how resources are allocated and performance is assessed by our chief operating decision maker.  Our chief operating decision maker is our Chief Executive Officer.

Wireline Services

The Wireline Services segment derives revenue from the following sources:

Local Voice Services — We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services — We receive revenue for access to our network for wholesale carrier data, business customer data including Dedicated Internet Access, switched carrier access and subscriber line charges imposed on end users.  Switched carrier access revenue compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.

Long Distance Services — We receive revenue from providing long distance services to our customers.

High-Speed Internet (“HSI”) Services — We provide HSI to our residential and business customers.

Video Services — Our video services marketed as Hawaiian Telcom TV is an advanced entertainment service offered to customers in select areas.

Equipment and managed services — We provide installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

Wireless

We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Operating Revenues

The following tables summarize our volume information as of March 31, 2012 and 2011, and our operating revenues for the three months ended March 31, 2012 and 2011.  For comparability, we also present customer activity as of March 31, 2012 compared to December 31, 2011.

Volume Information

March 2012 compared to March 2011

	March 31,	March 31,	Change
	2012	2011	Number	Percentage

Voice access lines
Residential	217,470	237,507	(20,037)	-8.4%
Business	186,854	193,216	(6,362)	-3.3%
Public	4,559	4,762	(203)	-4.3%
	408,883	435,485	(26,602)	-6.1%

High-Speed Internet lines
Residential	85,518	83,293	2,225	2.7%
Business	17,714	16,716	998	6.0%
Wholesale	1,126	1,182	(56)	-4.7%
	104,358	101,191	3,167	3.1%

Long distance lines
Residential	133,648	145,448	(11,800)	-8.1%
Business	76,197	78,685	(2,488)	-3.2%
	209,845	224,133	(14,288)	-6.4%

Video
Subscribers	3,866	—	3,866	NA
Homes Enabled	41,200	—	41,200	NA

March 2012 compared to December 2011

	March 31,	December 31,	Change
	2012	2011	Number	Percentage

Voice access lines
Residential	217,470	223,009	(5,539)	-2.5%
Business	186,854	189,035	(2,181)	-1.2%
Public	4,559	4,623	(64)	-1.4%
	408,883	416,667	(7,784)	-1.9%

High-Speed Internet lines
Residential	85,518	84,634	884	1.0%
Business	17,714	17,442	272	1.6%
Wholesale	1,126	1,156	(30)	-2.6%
	104,358	103,232	1,126	1.1%

Long distance lines
Residential	133,648	136,921	(3,273)	-2.4%
Business	76,197	76,160	37	0.0%
	209,845	213,081	(3,236)	-1.5%

Video
Subscribers	3,866	1,620	2,246	138.6%
Homes Enabled	41,200	27,400	13,800	50.4%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percentage

Wireline Services
Local voice services	$35,697	$37,388	$(1,691)	-4.5%
Network access services
Business data	4,761	4,364	397	9.1%
Wholesale carrier data	16,177	16,787	(610)	-3.6%
Subscriber line access charge	9,836	10,220	(384)	-3.8%
Switched carrier access	2,384	2,566	(182)	-7.1%
	33,158	33,937	(779)	-2.3%
Long distance services	7,448	8,638	(1,190)	-13.8%
High-Speed Internet	8,976	8,767	209	2.4%
Video	497	—	497	NA
Equipment and managed services	8,509	5,897	2,612	44.3%
Other	2,380	2,769	(389)	-14.0%
	96,665	97,396	(731)	-0.8%
Wireless	909	1,109	(200)	-18.0%
	$97,574	$98,505	$(931)	-0.9%

Channel
Business	$42,097	$39,949	$2,148	5.4%
Consumer	33,627	35,325	(1,698)	-4.8%
Wholesale	18,561	19,353	(792)	-4.1%
Other	3,289	3,878	(589)	-15.2%
	$97,574	$98,505	$(931)	-0.9%

The operating revenue information above for 2012 includes additional detail not previously provided including components of network access services revenue, television revenue, and equipment and managed services revenue.  These changes were made to provide additional insight into our operations and to reflect the strategic emphasis on potential growth products such as business data and video.  Certain reclassifications were made to the 2011 information to conform to the 2012 presentation.  To provide further insight, we have provided revenue information by channel as well.

The decrease in local services revenues was caused primarily by the decline in switched access lines of 6.1% ($2.3 million of the decline in revenue).  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Network access services revenue for the three months ended March 31, 2012 decreased as compared to the same period in the prior year because certain wireless carriers disconnected lower bandwidth circuits replaced with new more efficient higher bandwidth circuits resulting in a $0.6 million reduction in wholesale data carrier revenue.  We anticipate the data volume and related revenue will increase in future periods as wireless carriers deploy their enhanced wireless networks.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.  These reductions were partially offset by 9.1% growth in business data revenue.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year primarily because an approximate 3.1% growth in our HSI subscribers ($0.3 million of the increase in revenue).  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

On July 1, 2011, we commercially launched our video service on the island of Oahu.  We are rolling out Hawaiian Telcom TV gradually to selected areas to ensure delivery of superior service and an ongoing excellent customer experience.  We have initiated targeted marketing efforts resulting in penetration rates exceeding expectations.  Our volume is anticipated to ramp up significantly as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services sales have increased because of more sales and installations of customer premise equipment for certain large government customers during the three months ended March 31, 2012 compared to the same period in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three months ended March 31, 2012 compared to the costs and expenses for the three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$40,799	$40,570	$229	0.6%
Selling, general and administrative expenses	29,026	30,136	(1,110)	-3.7%
Depreciation and amortization	16,588	15,305	1,283	8.4%

	$86,413	$86,011	$402	0.5%

The Company’s total headcount as of March 31, 2012 was 1,323 compared to 1,405 as of March 31, 2011.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The increase for the three month period ended March 31, 2012 compared to the same period in the prior year was because of higher customer premise equipment costs of $2.2 million as a result of increased customer premise equipment revenues offset by reduced labor costs on lower headcount.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The expenses for the three months ended March 31, 2012 compared to the same period in the prior year decreased on the reduced labor costs on lower headcount.

Depreciation and amortization for the three month period ended March 31, 2012 increased compared to the same period in the prior year because of new property additions placed into service.

Other Income and (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2012 and 2011 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	Percentage

Interest expense	$(5,986)	$(6,259)	$273	-4.4%
Loss on early extinguishment of debt	(5,112)	—	(5,112)	NA
Interest income and other	12	14	(2)	-14.3%

	$(11,086)	$(6,245)	$(4,841)	77.5%

Interest expense decreased for the three month period ended March 31, 2012 compared to the same period in the prior year primarily because of the lower interest rates on the refinanced debt.

In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

Income Tax Benefit

A valuation allowance has been provided at March 31, 2012 and December 31, 2011 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $60.0 million. From an ongoing operating perspective, our cash requirements in 2012 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Agreements with the Hawaii Public Utilities Commission and the debt agreements of Hawaiian Telcom Communications, Inc. limit the ability of our subsidiaries to pay dividends to the parent company and restrict the net assets of all of our subsidiaries.  This can limit our ability to pay dividends to our shareholders.  As the parent company has no operations, debt or other obligations, this restriction has no other immediate impact on our operations.

Cash Flows for Three Months Ended March 31, 2012 and 2011

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

Net cash provided by operations amounted to $12.5 million for the three months ended March 31, 2012.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $13.7 million for the three months ended March 31, 2011.  The decrease in cash provided by operations was because of a temporary increase in working capital, excluding cash.

Cash used in investing activities was comprised of $19.8 million and $15.5 million of capital expenditures for the three months ended March 31, 2012 and 2011, respectively.  The level of capital expenditures for 2012 is expected to be comparable to 2011 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the three months ended March 31, 2012 was related primarily to the refinancing of our debt.  Cash provided by financing activities for the three months ended March 31, 2011 was related to proceeds from the sale of common stock under our warrant agreements.

Outstanding Debt and Financing Arrangements

As of March 31, 2012, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2017.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2012, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2011 in our Form 10-K other than related to our new debt which are as follows (dollars in thousands):

	2012 (remainder)	2015 and	2017 and
	to 2014	2016	Thereafter	Total

Term loan facility	$6,750	$6,000	$287,250	$300,000
Debt interest	57,278	40,688	3,250	101,216

	$64,028	$46,688	$290,500	$401,216

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2011, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2012 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of March 31, 2012. Based on their evaluations, as of March 31, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on May 10, 2012 announcing its 2012 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 10, 2012	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

May 10, 2012	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., Hawaiian Telcom Holdco, Inc., the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and Collateral Agent.

10.2

Guarantee and Collateral Agreement, dated as of February 29, 2012, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the subsidiaries of Hawaiian Telcom Communications, Inc. identified therein, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 10, 2012 announcing first quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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