Form 10-Q
period 2012-06-30
Hawaiian Telcom Holdco, Inc.
filed 2012-08-09
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2012, 10,246,635 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating revenues	$94,689	$100,744	$192,263	$199,250

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	39,432	41,960	80,231	82,530
Selling, general and administrative	26,994	30,382	56,020	60,518
Depreciation and amortization	17,354	15,212	33,942	30,517

Total operating expenses	83,780	87,554	170,193	173,565

Operating income	10,909	13,190	22,070	25,685

Other income (expense):
Interest expense	(5,414)	(6,235)	(11,400)	(12,494)
Loss on early extinguishment of debt	—	—	(5,112)	—
Interest income and other	6	17	18	30

Total other expense	(5,408)	(6,218)	(16,494)	(12,464)

Income before reorganization items and income tax benefit	5,501	6,972	5,576	13,221

Reorganization items	—	239	—	950

Income before income tax benefit	5,501	6,733	5,576	12,271

Income tax benefit	(20)	—	(152)	—

Net income	$5,521	$6,733	$5,728	$12,271

Net income per common share -
Basic	$0.54	$0.66	$0.56	$1.21
Diluted	$0.51	$0.61	$0.54	$1.12

Weighted average shares used to compute net income per common share -
Basic	10,241,073	10,138,572	10,221,056	10,138,137
Diluted	10,730,095	11,023,118	10,616,201	10,978,578

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$5,521	$6,733	$5,728	$12,271

Other comprehensive income (loss), net of tax -
Unrealized holding gains (losses) arising during period	2	10	(1)	(14)
Retirement plan	—	—	33,388	—
Other comprehensive income (loss), net of tax -	2	10	33,387	(14)

Comprehensive income	$5,523	$6,743	$39,115	$12,257

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$65,758	$82,063
Receivables, net	33,091	37,712
Material and supplies	10,317	8,190
Prepaid expenses	5,832	4,107
Other current assets	2,467	2,127
Total current assets	117,465	134,199
Property, plant and equipment, net	489,994	482,371
Intangible assets, net	39,380	40,745
Other assets	9,693	4,457

Total assets	$656,532	$661,772

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$2,250	$2,600
Accounts payable	26,472	24,785
Accrued expenses	17,721	23,811
Advance billings and customer deposits	16,006	14,672
Other current liabilities	3,860	3,649
Total current liabilities	66,309	69,517
Long-term debt	293,512	297,400
Employee benefit obligations	117,022	155,428
Other liabilities	3,583	3,231
Total liabilities	480,426	525,576

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,245,773 and 10,190,526 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	102	102
Additional paid-in capital	165,123	164,328
Accumulated other comprehensive loss	(24,131)	(57,518)
Retained earnings	35,012	29,284
Total stockholders’ equity	176,106	136,196

Total liabilities and stockholders’ equity	$656,532	$661,772

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$5,728	$12,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,942	30,517
Loss on early extinguishment of debt	5,112	—
Employee retirement benefits	(5,018)	(3,223)
Provision for uncollectibles	1,905	790
Reorganization items	—	950
Stock based compensation	840	972
Changes in operating assets and liabilities:
Receivables	2,716	(4,279)
Material and supplies	(2,127)	1,293
Prepaid expenses and other current assets	(2,065)	2,947
Accounts payable and accrued expenses	(3,367)	(8,267)
Advance billings and customer deposits	1,334	(554)
Other current liabilities	211	863
Other	394	(962)
Net cash provided by operating activities before reorganization items	39,605	33,318
Operating cash flows used by reorganization items	—	(2,292)
Net cash provided by operating activities	39,605	31,026

Cash flows from investing activities:
Capital expenditures	(41,235)	(35,413)
Net cash used in investing activities	(41,235)	(35,413)

Cash flows from financing activities:
Repayment of debt including premium	(306,000)	—
Proceeds from borrowing	295,500	—
Loan refinancing costs	(4,130)	—
Taxes paid related to net share settlement of equity awards	(45)	—
Proceeds from sale of common stock	—	49
Net cash provided by (used in) financing activities	(14,675)	49

Net change in cash and cash equivalents	(16,305)	(4,338)
Cash and cash equivalents, beginning of period	82,063	81,647

Cash and cash equivalents, end of period	$65,758	$77,309

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$12,067	$12,569
Non-cash investing activities - receipt of equipment for settlement of receivable for capital lease	—	2,250

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	840	—	—	840

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	55,247	—	(45)	—	—	(45)

Net income	—	—	—	—	5,728	5,728

Other comprehensive income, net of tax	—	—	—	33,387	—	33,387

Balance, June 30, 2012	10,245,773	$102	$165,123	$(24,131)	$35,012	$176,106

Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	972	—	—	972

Sale of common stock under warrant agreement	3,537	—	49	—	—	49

Net income	—	—	—	—	12,271	12,271

Other comprehensive income (loss), net of tax	—	—	—	(14)	—	(14)

Balance, June 30, 2011	10,138,600	$101	$163,190	$13,379	$15,400	$192,070

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2012 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $3.0 million and $2.2 million at June 30, 2012 and 2011, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.8 million and $3.7 million for the three and six months ended June 30, 2012 and $1.9 million and $3.4 million for the three and six months ended June 30, 2011, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic earnings per share - weighted average shares	10,241,073	10,138,572	10,221,056	10,138,137
Effect of dilutive securities:
Employee and director restricted stock units	106,246	155,399	110,931	144,142
Warrants	382,776	729,147	284,214	696,299

Diluted earnings per share - weighted average shares	10,730,095	11,023,118	10,616,201	10,978,578

The computation of weighted average dilutive shares outstanding excluded restrictive stock units to acquire 19,917 shares and 19,919 shares of common stock for the three and six month period ended June 30, 2012, respectively.  The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  Therefore, the effect would be anti-dilutive.

3.  Reorganization Items

Reorganization items represent expense or income amounts that were recognized as a direct result of the Company’s Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of professional fees related to legal, financial advisory and other professional costs directly associated with the reorganization process and amounted to $0.2 million and $1.0 million for the three and six months ended June 30, 2011.  The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.3 million for the six months ended June 30, 2011.

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011

Customers and other	$37,633	$40,636
Allowance for doubtful accounts	(4,542)	(2,924)

	$33,091	$37,712

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011

Property, plant and equipment	$588,028	$548,838
Less accumulated depreciation and amortization	(98,034)	(66,467)

	$489,994	$482,371

Depreciation expense amounted to $16.7 million and $32.6 million for the three and six months ended June 30, 2012, respectively.  Depreciation expense amounted to $14.4 million and $29.5 million for the three and six months ended June 30, 2011, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization – customer relationships	$17,000	$4,920	$12,080	$17,000	$3,555	$13,445
Not subject to amortization – brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$4,920	$39,380	$44,300	$3,555	$40,745

Amortization expense amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively.  Amortization expense amounted to $0.8 million and $1.1 million for the three and six months ended June 30, 2011, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2012 (remaining months)	$1,365
2013	2,421
2014	2,112
2015	1,803
2016	1,494
Thereafter	2,885

$12,080

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011

Salaries and benefits	$13,038	$17,519
Interest	3,617	4,875
Other taxes	1,066	1,417

	$17,721	$23,811

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at June 30,	Final	June 30,	December 31,
	2012	Maturity	2012	2011

Term loan	7.00%	February 28, 2017	$300,000	$—
Term loan repaid	NA	NA	—	300,000
Original issue discount			(4,238)	—
			295,762	300,000
Current			2,250	2,600

Noncurrent			$293,512	$297,400

The term loan outstanding at June 30, 2012 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 4.75% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.25% per annum plus a margin of 5.75%.  The Company has selected the Eurocurrency rate as of June 30, 2012 resulting in a nominal interest rate currently at 7.00%.

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

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ending June 30, 2012 and 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2012 are as follows (dollars in thousands):

Year ended December 31,
2012 (remainder of year)	$750
2013	3,000
2014	3,000
2015	3,000
2016	3,000
2017	287,250

$300,000

8.             Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

As further discussed in Note 12, the Company implemented new terms of employment for union employees effective January 1, 2012.  The terms of employment include a provision for a freeze of pension benefits related to service and wage increases effective March 1, 2012.  In January 2012, the union filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  In May 2012, the NLRB dismissed the complaint.  The union has appealed the dismissal of the complaint to the NLRB General Counsel.  If it is found there was an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer.   Therefore, in such case, the Company could be required to delay or reverse the March 1, 2012 freeze of pension benefits.

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

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$(12)	$1,821	$1,538	$3,642
Interest cost	2,440	2,708	4,936	5,416
Expected asset return	(2,882)	(2,943)	(5,711)	(5,886)
Amortization of loss	20	—	242	—

Net periodic benefit cost	$(434)	$1,586	$1,005	$3,172

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost	$251	$229	$503	$458
Interest cost	598	514	1,196	1,028
Amortization of (gain) loss	40	(99)	81	(198)

Net periodic benefit cost	$889	$644	$1,780	$1,288

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $16.1 million to its pension plan in 2012.  As of June 30, 2012, the Company has contributed $6.9 million.  The Company presently anticipates contributing the full amount during the remainder of 2012.

9.     Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Income tax provision at statutory rate	$1,870	$2,289	$1,896	$4,172
Increase (decrease) resulting from:
State income taxes, net of federal income tax	200	269	71	491
Valuation allowance	(2,090)	(2,558)	(2,119)	(4,663)

Income tax benefit	$(20)	$—	$(152)	$—

A valuation allowance has been provided at June 30, 2012 and December 31, 2011 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company has a short history as a new entity (post Chapter 11).  Although the Company’s ability to achieve profitability was enhanced by the costs and liability reductions that occurred as a result of the Chapter 11 process, its historical operating results remain relevant.  The fundamental business and inherent risks in which the Company operates did not change.  As such, subsequent to the Chapter 11 process, due primarily to historical pre-tax losses, at June 30, 2012 the Company determined that it was still more likely than not that the deferred income tax assets would not be realized.  If additional positive evidence becomes available, the conclusion regarding the need for full valuation allowances may change resulting in the reversal of some or all of the valuation allowances.

The Company evaluates its tax positions for liability recognition.  As of June 30, 2012, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three or six months ended June 30, 2012 or 2011.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

10.  Stock Option Plan

The Company has an equity incentive plan that became effective on October 28, 2010.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the new equity incentive plan is 1,400,000 shares.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of June 30, 2012, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2012 and 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2012
Nonvested at January 1, 2012	248,951	$17
Granted	116,987	16
Vested	(57,957)	26
Forfeited	(1,539)	26
Nonvested at June 30, 2012	306,442	$15

2011
Nonvested at January 1, 2011	246,778	$12
Granted	82,126	27
Vested	—	—
Forfeited	(49,723)	15
Nonvested at June 30, 2011	279,181	$16

The Company recognized compensation expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2012, respectively.  The Company recognized compensation expense of $0.7 million and $1.0 million for the three and six months ended June 30, 2011, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three and six months ended June 30, 2012 was $0.1 million and $1.0 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 2,715 for the six months ended June 30, 2012 and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities were less than $0.1 million for the six months ended June 30, 2012.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

11.  Restructuring

In the second quarter of 2011, the Company recorded a restructuring expense of $1.9 million included in selling, general and administrative expenses in conjunction with a cost reduction plan in the wireline segment.  The plan was primarily to align the Company’s operations to its strategic plan and resulted in the termination of approximately six percent of the Company’s workforce.  The related severance cost amounted to $1.5 million.  The restructuring included closure of the Company’s remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions.  In conjunction with closure of the retail stores, the Company recognized a liability of $0.4 million for the termination of three retail space leases.  All liabilities recognized have been settled with cash payments.

12.  Commitments and Contingencies

Collective Bargaining Agreement

On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) expired.  The agreement covers approximately half of the Company’s work force.  On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected the Company’s last, best and final offer.  On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected.  The Company has concluded that it has bargained in good faith and reached an impasse.  As such, the Company implemented the terms of employment of its revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012 as discussed in Note 8.  In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  In May 2012, the NLRB dismissed the complaint.  The IBEW has appealed the dismissal of the complaint to the NLRB General Counsel.  If it is found that there was an unfair labor practice, the Company believes the remedy would be an order to continue good faith bargaining with the IBEW and to reinstate the benefits and terms and conditions of employment existing prior to the unilateral implementation of the last best and final offer.   Therefore, in such case, the Company could be required to reverse the March 1, 2012 freeze of pension benefits.

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

13.  Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents, accounts receivable and accounts payable — The carrying amount approximates the fair value.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash is measured as Level 1.

Investment securities — The fair value of investment securities is based on quoted market prices.  Investment securities are included in other assets on the condensed consolidated balance sheets.

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

June 30, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$1,692	$1,692
Liabilities - long-term debt (carried at cost, Level 2)	300,000	297,000

December 31, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,718	$1,718
Liabilities - long-term debt (carried at cost, Level 2)	300,000	306,000

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

14.  Segment Information

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Wireless	Elimination	Total

For the three months ended June 30, 2012
Operating revenues
Local voice and other retail services	$61,578	$1,232	$(376)	$62,434
Network access services	32,255	—	—	32,255
	$93,833	$1,232	$(376)	$94,689

Depreciation and amortization	$17,354	$—	$—	$17,354
Net income	5,366	155	—	5,521

For the six months ended June 30, 2012
Operating revenues
Local voice and other retail services	$125,085	$2,484	$(719)	$126,850
Network access services	65,413	—	—	65,413
	$190,498	$2,484	$(719)	$192,263

Depreciation and amortization	$33,942	$—	$—	$33,942
Net income	5,363	365	—	5,728
Capital expenditures	40,200	—	—	40,200

Assets as of December 31, 2011	$661,101	$671	$—	$661,772

For the three months ended June 30, 2011
Operating revenues
Local voice and other retail services	$66,325	$1,414	$(317)	$67,422
Network access services	33,322	—	—	33,322
	$99,647	$1,414	$(317)	$100,744

Depreciation and amortization	$15,212	$—	$—	$15,212
Net income (loss)	7,771	(1,038)	—	6,733

For the six months ended June 30, 2011
Operating revenues
Local voice and other retail services	$129,443	$2,869	$(663)	$131,649
Network access services	67,601	—	—	67,601
	$197,044	$2,869	$(663)	$199,250

Depreciation and amortization	$30,517	$—	$—	$30,517
Net income (loss)	14,331	(2,060)	—	12,271
Capital expenditures	36,674	—	—	36,674

15.  Wavecom Acquisition

On July 12, 2012, the Company, through its Hawaiian Telcom, Inc. subsidiary, entered into a share purchase agreement with Wavecom Solutions Corporation (“Wavecom”) to acquire all outstanding shares for $13.0 million in cash with certain adjustments determined at the time of closing.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company’s operations.  After elimination of certain intercompany and non-recurring transactions, Wavecom’s current annual revenues are estimated at $7 million.  Closing of the transaction is subject to regulatory approval which is expected to take 90 to 120 days.

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

•                  our ability to close and integrate the pending Wavecom acquisition;

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

Wavecom Acquistion

On July 12, 2012, we entered into a share purchase agreement with Wavecom Solutions Corporation (“Wavecom”) to acquire all outstanding shares for $13.0 million in cash with certain adjustments determined at the time of closing.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to our operations.  After elimination of certain intercompany and non-recurring transactions, Wavecom’s annual revenues are estimated at $7 million.  After certain transition costs, we do not expect the acquisition to significantly impact our cost structure.  Closing of this transaction is subject to regulatory approval which is expected to take 90 to 120 days.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Operating Revenues

The following tables summarize our volume information as of June 30, 2012 and 2011, and our operating revenues for the three and six months ended June 30, 2012 and 2011.  For comparability, we also present customer activity as of June 30, 2012 compared to March 31, 2012.

Volume Information

June 2012 compared to June 2011

	June 30,	June 30,	Change
	2012	2011	Number	Percentage

Voice access lines
Residential	212,668	232,344	(19,676)	-8.5%
Business	185,574	191,466	(5,892)	-3.1%
Public	4,493	4,717	(224)	-4.7%
	402,735	428,527	(25,792)	-6.0%

High-Speed Internet lines
Residential	86,021	83,242	2,779	3.3%
Business	17,990	16,934	1,056	6.2%
Wholesale	1,122	1,173	(51)	-4.3%
	105,133	101,349	3,784	3.7%

Long distance lines
Residential	131,082	142,416	(11,334)	-8.0%
Business	75,763	77,775	(2,012)	-2.6%
	206,845	220,191	(13,346)	-6.1%

Video
Subscribers	6,354	—	6,354	NA
Homes Enabled	50,149	—	50,149	NA

June 2012 compared to March 2012

	June 30,	March 31,	Change
	2012	2012	Number	Percentage

Voice access lines
Residential	212,668	217,470	(4,802)	-2.2%
Business	185,574	186,854	(1,280)	-0.7%
Public	4,493	4,559	(66)	-1.4%
	402,735	408,883	(6,148)	-1.5%

High-Speed Internet lines
Residential	86,021	85,518	503	0.6%
Business	17,990	17,714	276	1.6%
Wholesale	1,122	1,126	(4)	-0.4%
	105,133	104,358	775	0.7%

Long distance lines
Residential	131,082	133,648	(2,566)	-1.9%
Business	75,763	76,197	(434)	-0.6%
	206,845	209,845	(3,000)	-1.4%

Video
Subscribers	6,354	3,866	2,488	64.4%
Homes Enabled	50,149	41,200	8,949	21.7%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Wireline Services
Local voice services	$35,730	$36,690	$(960)	-2.6%
Network access services
Business data	4,791	4,562	229	5.0%
Wholesale carrier data	15,457	15,892	(435)	-2.7%
Subscriber line access charge	9,756	10,043	(287)	-2.9%
Switched carrier access	2,251	2,475	(224)	-9.1%
	32,255	32,972	(717)	-2.2%
Long distance services	7,159	8,013	(854)	-10.7%
High-Speed Internet	8,959	8,779	180	2.1%
Video	1,035	—	1,035	NA
Equipment and managed services	6,380	10,689	(4,309)	-40.3%
Other	2,316	2,504	(188)	-7.5%
	93,834	99,647	(5,813)	-5.8%
Wireless	855	1,097	(242)	-22.1%
	$94,689	$100,744	$(6,055)	-6.0%

Channel
Business	$39,766	$44,392	$(4,626)	-10.4%
Consumer	34,044	34,384	(340)	-1.0%
Wholesale	17,708	18,367	(659)	-3.6%
Other	3,171	3,601	(430)	-11.9%
	$94,689	$100,744	$(6,055)	-6.0%

For Six Months

	Six Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Wireline Services
Local voice services	$71,427	$74,078	$(2,651)	-3.6%
Network access services
Business data	9,552	8,926	626	7.0%
Wholesale carrier data	31,634	32,679	(1,045)	-3.2%
Subscriber line access charge	19,592	20,263	(671)	-3.3%
Switched carrier access	4,635	5,041	(406)	-8.1%
	65,413	66,909	(1,496)	-2.2%
Long distance services	14,607	16,651	(2,044)	-12.3%
High-Speed Internet	17,935	17,546	389	2.2%
Video	1,532	—	1,532	NA
Equipment and managed services	14,889	16,586	(1,697)	-10.2%
Other	4,696	5,274	(578)	-11.0%
	190,499	197,044	(6,545)	-3.3%
Wireless	1,764	2,206	(442)	-20.0%
	$192,263	$199,250	$(6,987)	-3.5%

Channel
Business	$81,863	$84,341	$(2,478)	-2.9%
Consumer	67,671	69,709	(2,038)	-2.9%
Wholesale	36,269	37,720	(1,451)	-3.8%
Other	6,460	7,480	(1,020)	-13.6%
	$192,263	$199,250	$(6,987)	-3.5%

The operating revenue information above for 2012 includes additional detail not previously provided for 2011 including components of network access services revenue, television revenue, and equipment and managed services revenue.  These changes were made to provide additional insight into our operations and to reflect the strategic emphasis on potential growth products such as business data and video.  Certain reclassifications were made to the 2011 information to conform to the 2012 presentation.  To provide further insight, we have provided revenue information by channel as well.

The decrease in local services revenues was caused primarily by the decline in voice access lines of 6.0%. Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by competitors is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable.  These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention.  We are also continuing to emphasize win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention.

Network access services revenue for the three and six months ended June 30, 2012 decreased as compared to the same periods in the prior year because certain wireless carriers disconnected lower bandwidth circuits replaced with new more efficient higher bandwidth circuits resulting in a $0.4 million and $1.0 million reduction in wholesale carrier data revenue.  We anticipate the data volume and related revenue will increase in future periods as wireless carriers deploy their enhanced wireless networks.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access revenue.  These reductions were partially offset by growth in business data revenue.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year primarily because an approximate 3.7% growth in our HSI subscribers ($0.3 million and $0.6 million of the increase in revenue for the three and six month periods, respectively) offset by the impact of certain promotional rates.  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

On July 1, 2011, we commercially launched our video service on the island of Oahu.  We are deploying Hawaiian Telcom TV gradually to selected areas to ensure delivery of superior service and an ongoing excellent customer experience.  We have initiated targeted marketing efforts resulting in subscriber penetration rates exceeding expectations.  Our volume is anticipated to continue to ramp up as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services sales have decreased because of fewer sales and installations of customer premise equipment for certain large government customers during the three and six months ended June 30, 2012 compared to the same periods in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2012 compared to the costs and expenses for the three and six months ended June 30, 2011 (dollars in thousands):

For Three Months

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$39,432	$41,960	$(2,528)	-6.0%
Selling, general and administrative expenses	26,994	30,382	(3,388)	-11.2%
Depreciation and amortization	17,354	15,212	2,142	14.1%

	$83,780	$87,554	$(3,774)	-4.3%

For Six Months

	Six Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$80,231	$82,530	$(2,299)	-2.8%
Selling, general and administrative expenses	56,020	60,518	(4,498)	-7.4%
Depreciation and amortization	33,942	30,517	3,425	11.2%

	$170,193	$173,565	$(3,372)	-1.9%

The Company’s total headcount as of June 30, 2012 was 1,345 compared to 1,382 as of June 30, 2011.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The decrease for the three and six months ended June 30, 2012 compared to the same period in the prior year was because of lower customer premise equipment costs of $4.4 million and $2.3 million, respectively, as a result of reduced customer premise equipment installations and revenue.  In addition, for the three months ended June 30, 2012, this was offset by increased operational costs such as video content costs of $0.8 million with additional subscribers and electricity costs of $0.3 million.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease for the three and six months ended June 30, 2012 compared to the same period in the prior year was because of reduced labor costs on lower headcount of $0.9 and $3.4 million, respectively.  In addition, in the second quarter of 2011, we incurred restructuring expense of $1.9 million included in selling, general and administrative expenses in conjunction with a cost reduction plan.

Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

For Three Months

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Interest expense	$(5,414)	$(6,235)	$821	-13.2%
Interest income and other	6	17	(11)	-64.7%

	$(5,408)	$(6,218)	$810	-13.0%

For Six Months

	Six Months Ended June 30,		Change
	2012	2011	Amount	Percentage

Interest expense	$(11,400)	$(12,494)	$1,094	-8.8%
Loss on early extinguishment of debt	(5,112)	—	(5,112)	NA
Interest income and other	18	30	(12)	-40.0%

	$(16,494)	$(12,464)	$(4,030)	32.3%

Interest expense decreased for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily because of the lower interest rates on the refinanced debt.

In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

Income Tax Benefit

A valuation allowance has been provided at June 30, 2012 and December 31, 2011 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $65.8 million. From an ongoing operating perspective, our cash requirements in 2012 consist of supporting the development and introduction of new products, our purchase of Wavecom, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

We have continued to take actions to conserve cash and improve liquidity.  Efforts have also been taken to generate further operating efficiencies and focus on expense management.  We have focused on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Sustained declines in the value of pension trust assets and relatively high levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

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

Cash Flows for Six Months Ended June 30, 2012 and 2011

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

Net cash provided by operations amounted to $39.6 million for the six months ended June 30, 2012.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $31.0 million for the six months ended June 30, 2011.  The increase in cash provided by operations was because of improved management of working capital.

Cash used in investing activities was comprised of $41.2 million and $35.4 million of capital expenditures for the six months ended June 30, 2012 and 2011, respectively.  The level of capital expenditures for 2012 is expected to be comparable to 2011 as we invest in our network and systems to support new product introductions and to enable next-generation technologies.

Cash used in financing activities for the six months ended June 30, 2012 was related primarily to the refinancing of our debt.  Cash provided by financing activities for the six months ended June 30, 2011 was related to proceeds from the sale of common stock under our warrant agreements.

Outstanding Debt and Financing Arrangements

As of June 30, 2012, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2017.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2012, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2011 in our Form 10-K other than related to our new debt which are as follows (dollars in thousands):

	2012 (remainder)	2015 and	2017 and
	to 2014	2016	Thereafter	Total

Term loan facility	$6,750	$6,000	$287,250	$300,000
Debt interest	52,028	40,688	3,250	95,966

	$58,778	$46,688	$290,500	$395,966

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2012 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of June 30, 2012. Based on their evaluations, as of June 30, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on August 9, 2012 announcing its 2012 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Trading Restrictions on Common Stock

As described in more detail below, recent trading in the common stock, par value $0.01 per share (“Common Stock”) of the Company has caused the trading restrictions contained in Article VII of the Company’s Amended and Restated Certificate of Incorporation ( “Article VII”) to go into effect.

Article VII is intended to minimize the likelihood of an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder (collectively, “Section 382”)). An “ownership change” could cause potentially adverse tax consequences to the Company. The following summary provides only a general description of Article VII and therefore should be read together with the entire Article VII, which is attached hereto as Exhibit 99.2 and is incorporated herein by reference. The following summary is qualified in its entirety by reference to such exhibit.

Pursuant to Article VII, in the event that at least 30 percentage points of “owner shift” has occurred with respect to the Company’s equity for purposes of Section 382, then restrictions on trading in the Common Stock shall automatically go into effect.  Such trading restrictions provide that the acquisition of Common Stock by a person or entity that is not a 4.75% stockholder of the Company will be null and void ab initio as to the purchaser to the extent such acquisition causes the person or entity to become a 4.75% stockholder of the Company, unless such acquisition (a) has been approved by the Company’s board of directors or (b) will not result in an increase in an “owner shift” for purposes of Section 382 in excess of any “owner shift” that would have occurred if the seller had sold the same amount of Common Stock through general public market transactions (a “Permitted Acquisition”).  For purposes of these restrictions, all references to a “4.75% stockholder” shall be interpreted to be consistent with the definition of a “5-percent stockholder” under Section 382. Any stockholder of the Company seeking to use the “Permitted Acquisition” exception shall, prior to such Permitted Acquisition, notify the Company in writing of such transaction and provide relevant factual information sufficient to establish that the acquisition will qualify as a Permitted Acquisition.

The trading restrictions contained in Article VII do not subject any stockholder to any limitations on the disposition of Common Stock.

With respect to any stockholder of the Company that has filed or would be required to file a Schedule 13D or 13G with Securities and Exchange Commission with respect to the Company, such stockholder is required to provide the following information to the Company: (A) the dates of the acquisition and disposition of all such Common Stock and (B) the amounts of such acquisitions and dispositions.  Such information shall be provided by the stockholder to the Company on a confidential basis within five business days (i) after such stockholder has acquired an amount of stock of the Company that would require such stockholder to later file a Schedule 13D or 13G (assuming it continued to hold such stock through the end of the year) and (ii) from time to time thereafter upon increasing its direct or indirect beneficial ownership by more than two percent of the Company’s Common Stock.

All notices required by Article VII from a current or prospective stockholder to the Company should be sent to Hawaiian Telcom Holdco, Inc., P.O. Box 2200, Honolulu, HI 96841, Attn: Robert F. Reich, Senior Vice President and Chief Financial Officer.

The trading restrictions will expire on October 28, 2012, the second anniversary of the date on which the Company emerged from Chapter 11 bankruptcy protection; provided, however, that the Company’s board of directors may determine to extend the trading restrictions for an additional period of time and, if so, will announce such extension by press release and the filing of a Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 9, 2012	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

August 9, 2012	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 9, 2012 announcing second quarter earnings.
99.2	Article VII of the Amended and Restated Certificate of Incorporation of Hawaiian Telcom Holdco, Inc. (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K dated May 10, 2012).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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