Form 10-Q
period 2012-09-30
Hawaiian Telcom Holdco, Inc.
filed 2012-11-08
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2012, 10,290,130 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating revenues	$96,647	$97,040	$288,910	$296,290

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,176	39,055	121,407	121,585
Selling, general and administrative	26,547	28,066	82,567	88,584
Depreciation and amortization	18,023	17,086	51,965	47,603

Total operating expenses	85,746	84,207	255,939	257,772

Operating income	10,901	12,833	32,971	38,518

Other income (expense):
Interest expense	(5,490)	(6,364)	(16,890)	(18,858)
Loss on early extinguishment of debt	—	—	(5,112)	—
Interest income and other	10	21	28	51

Total other expense	(5,480)	(6,343)	(21,974)	(18,807)

Income before reorganization items and income tax benefit	5,421	6,490	10,997	19,711

Reorganization items	—	(70)	—	880

Income before income tax benefit	5,421	6,560	10,997	18,831

Income tax benefit	(194)	(813)	(346)	(813)

Net income	$5,615	$7,373	$11,343	$19,644

Net income per common share -
Basic	$0.55	$0.73	$1.11	$1.94
Diluted	$0.52	$0.68	$1.06	$1.80

Weighted average shares used to compute net income per common share -
Basic	10,246,335	10,138,795	10,230,719	10,138,358
Diluted	10,708,454	10,775,318	10,658,517	10,921,717

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$5,615	$7,373	$11,343	$19,644

Other comprehensive income (loss), net of tax -
Unrealized holding gains (losses) arising during period	(1)	7	(2)	(7)
Retirement plan	260	—	33,648	—
Other comprehensive income (loss), net of tax	259	7	33,646	(7)

Comprehensive income	$5,874	$7,380	$44,989	$19,637

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$65,409	$82,063
Receivables, net	36,738	37,712
Material and supplies	10,343	8,190
Prepaid expenses	5,331	4,107
Other current assets	3,503	2,127
Total current assets	121,324	134,199
Property, plant and equipment, net	491,863	482,371
Intangible assets, net	38,698	40,745
Other assets	9,379	4,457

Total assets	$661,264	$661,772

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$2,600
Accounts payable	30,340	24,785
Accrued expenses	18,414	23,811
Advance billings and customer deposits	15,652	14,672
Other current liabilities	3,945	3,649
Total current liabilities	71,351	69,517
Long-term debt	292,959	297,400
Employee benefit obligations	110,779	155,428
Other liabilities	3,700	3,231
Total liabilities	478,789	525,576

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,246,635 and 10,190,526 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	102	102
Additional paid-in capital	165,618	164,328
Accumulated other comprehensive loss	(23,872)	(57,518)
Retained earnings	40,627	29,284
Total stockholders’ equity	182,475	136,196

Total liabilities and stockholders’ equity	$661,264	$661,772

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$11,343	$19,644
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,965	47,603
Loss on early extinguishment of debt	5,112	—
Employee retirement benefits	(11,001)	(7,846)
Provision for uncollectibles	2,526	1,507
Reorganization items	—	880
Stock based compensation	1,343	1,489
Changes in operating assets and liabilities:
Receivables	(1,552)	1,884
Material and supplies	(2,153)	(103)
Prepaid expenses and other current assets	(2,600)	3,491
Accounts payable and accrued expenses	1,768	(8,960)
Advance billings and customer deposits	980	(858)
Other current liabilities	296	974
Other	1,021	(1,059)
Net cash provided by operating activities before reorganization items	59,048	58,646
Operating cash flows used by reorganization items	—	(2,222)
Net cash provided by operating activities	59,048	56,424

Cash flows from investing activities:
Capital expenditures	(61,019)	(55,156)
Net cash used in investing activities	(61,019)	(55,156)

Cash flows from financing activities:
Repayment of debt including premium	(306,000)	—
Proceeds from borrowing	295,500	—
Loan refinancing costs	(4,130)	—
Taxes paid related to net share settlement of equity awards	(53)	—
Proceeds from sale of common stock	—	50
Repayments of capital lease	—	(582)
Net cash used in financing activities	(14,683)	(532)

Net change in cash and cash equivalents	(16,654)	736
Cash and cash equivalents, beginning of period	82,063	81,647

Cash and cash equivalents, end of period	$65,409	$82,383

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$17,054	$18,858
Non-cash investing activities - receipt of equipment for settlement of receivable for capital lease	—	2,250

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	1,343	—	—	1,343

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	56,109	—	(53)	—	—	(53)

Net income	—	—	—	—	11,343	11,343

Other comprehensive income (loss), net of tax	—	—	—	33,646	—	33,646

Balance, September 30, 2012	10,246,635	$102	$165,618	$(23,872)	$40,627	$182,475

Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792

Stock based compensation	—	—	1,489	—	—	1,489

Sale of common stock under warrant agreement	4,021	—	50	—	—	50

Net income	—	—	—	—	19,644	19,644

Other comprehensive income (loss), net of tax	—	—	—	(7)	—	(7)

Balance, September 30, 2011	10,139,084	$101	$163,708	$13,386	$22,773	$199,968

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2012 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $2.4 million and $0.7 million at September 30, 2012 and 2011, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $1.6 million and $5.3 million for the three and nine months ended September 30, 2012 and $1.6 million and $5.0 million for the three and nine months ended September 30, 2011, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Basic earnings per share - weighted average shares	10,246,335	10,138,795	10,230,719	10,138,358
Effect of dilutive securities:
Employee and director restricted stock units	124,301	133,122	124,871	145,556
Warrants	337,818	503,401	302,927	637,803

Diluted earnings per share - weighted average shares	10,708,454	10,775,318	10,658,517	10,921,717

The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 18,610 shares and 18,612 shares of common stock for the three month and nine month periods ended September 30, 2012, respectively.  The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  Therefore, the effect would be anti-dilutive.

3.  Reorganization Items

Reorganization items represent expense or income amounts that were recognized as a direct result of the Company’s Chapter 11 filing and are presented separately in the condensed consolidated statements of operations.  Such items consist of professional fees related to legal, financial advisory and other professional costs directly associated with the reorganization process and amounted to a reimbursement of $0.1 million and an expense of $0.9 million for the three and nine months ended September 30, 2011, respectively.  The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.2 million for the nine months ended September 30, 2011.

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011

Customers and other	$41,898	$40,636
Allowance for doubtful accounts	(5,160)	(2,924)

	$36,738	$37,712

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011

Property, plant and equipment	$606,710	$548,838
Less accumulated depreciation and amortization	(114,847)	(66,467)

	$491,863	$482,371

Depreciation expense amounted to $17.3 million and $49.9 million for the three and nine months ended September 30, 2012, respectively.  Depreciation expense amounted to $16.3 million and $45.8 million for the three and nine months ended September 30, 2011, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization – customer relationships	$17,000	$5,602	$11,398	$17,000	$3,555	$13,445
Not subject to amortization – brand name	27,300	—	27,300	27,300	—	27,300

	$44,300	$5,602	$38,698	$44,300	$3,555	$40,745

Amortization expense amounted to $0.7 million and $2.1 million for the three and nine months ended September 30, 2012, respectively.  Amortization expense amounted to $0.8 million and $1.8 million for the three and nine months ended September 30, 2011, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2012 (remaining months)	$683
2013	2,421
2014	2,112
2015	1,803
2016	1,494
Thereafter	2,885

$11,398

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011

Salaries and benefits	$13,864	$17,519
Interest	3,675	4,875
Other taxes	875	1,417

	$18,414	$23,811

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at September 30,	Final	September 30,	December 31,
	2012	Maturity	2012	2011

Term loan	7.00%	February 28, 2017	$300,000	$—
Term loan repaid	NA	NA	—	300,000
Original issue discount			(4,041)	—
			295,959	300,000
Current			3,000	2,600

Noncurrent			$292,959	$297,400

The term loan outstanding at September 30, 2012 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 4.75% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.25% per annum plus a margin of 5.75%.  The Company has selected the Eurocurrency rate as of September 30, 2012 resulting in a nominal interest rate currently at 7.00%.

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

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ending September 30, 2012 and 2011.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2012 are as follows (dollars in thousands):

Year ended December 31,
2012 (remainder of year)	$750
2013	3,000
2014	3,000
2015	3,000
2016	3,000
2017	287,250

$300,000

8.             Employee Benefit Plans

The Company sponsors a defined benefit pension plan and postretirement medical and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees.

As further discussed in Note 12, the Company implemented new terms of employment for union employees effective January 1, 2012.  The terms of employment include a provision for a freeze of pension benefits related to service and wage increases effective March 1, 2012.  In January 2012, the union filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  In May 2012, the NLRB dismissed the complaint.  The union appealed the dismissal of the complaint to the NLRB General Counsel.  The appeal was denied in August 2012.

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

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Service cost	$(50)	$1,821	$1,488	$5,463
Interest cost	2,557	2,708	7,493	8,124
Expected asset return	(2,890)	(2,943)	(8,601)	(8,829)
Amortization of loss	131	—	373	—

Net periodic benefit cost	$(252)	$1,586	$753	$4,758

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Service cost	$221	$229	$724	$687
Interest cost	576	514	1,772	1,542
Amortization of (gain) loss	7	(99)	88	(297)

Net periodic benefit cost	$804	$644	$2,584	$1,932

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $16.1 million to its pension plan in 2012.  As of September 30, 2012, the Company has contributed $13.0 million.  The Company presently anticipates contributing $1.1 million during the remainder of 2012.  Certain changes in federal law have reduced the level of required contributions.

9.     Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Income tax provision at statutory rate	$1,843	$2,230	$3,739	$6,403
Increase (decrease) resulting from:
Permanent difference	—	(8,351)	—	(8,351)
State income taxes, net of federal income tax	137	262	208	753
Valuation allowance	(2,174)	5,046	(4,293)	382

Income tax benefit	$(194)	$(813)	$(346)	$(813)

A valuation allowance has been provided at September 30, 2012 and December 31, 2011 for the deferred tax assets because of the uncertainty of future realization of such amounts.  The Company has a short history as a new entity (post Chapter 11).  Although the Company’s ability to achieve profitability was enhanced by the costs and liability reductions that occurred as a result of the Chapter 11 process, its historical operating results remain relevant.  The fundamental business and inherent risks in which the Company operates did not change.  As such, subsequent to the Chapter 11 process, due primarily to historical pre-tax losses, at September 30, 2012 the Company determined that it was still more likely than not that the deferred income tax assets would not be realized.  If additional positive evidence becomes available, the conclusion regarding the need for full valuation allowances may change resulting in the reversal of some or all of the valuation allowances.

The Company evaluates its tax positions for liability recognition.  As of September 30, 2012, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three or nine months ended September 30, 2012 or 2011.  All tax years from 2007 remain open for both federal and Hawaii state purposes.

10.  Stock Compensation

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

As of September 30, 2012, all awards were restricted stock units. Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2012 and 2011 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2012
Nonvested at January 1, 2012	248,951	$17
Granted	118,647	16
Vested	(59,264)	26
Forfeited	(19,205)	15
Nonvested at September 30, 2012	289,129	$15

2011
Nonvested at January 1, 2011	246,778	$12
Granted	88,222	26
Vested	—	—
Forfeited	(49,723)	15
Nonvested at September 30, 2011	285,277	$16

The Company recognized compensation expense of $0.5 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.  The Company recognized compensation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2011, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three and nine months ended September 30, 2012 was less than $0.1 million and $1.0 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  The total shares withheld were 3,160 and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities were less than $0.1 million.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

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

12.  Commitments and Contingencies

Collective Bargaining Agreement

On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company’s collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) expired.  The agreement covers approximately half of the Company’s work force.  On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected the Company’s last, best and final offer.  On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected.  The Company has concluded that it has bargained in good faith and reached an impasse.  As such, the Company implemented the terms of employment of its revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012 as discussed in Note 8.  In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board (“NLRB”) regarding the implementation of the terms of employment.  In May 2012, the NLRB dismissed the complaint.  The IBEW appealed the dismissal of the complaint to the NLRB General Counsel.  The appeal was denied in August 2012.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

September 30, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$1,655	$1,655
Liabilities - long-term debt (carried at cost, Level 2)	300,000	305,000

December 31, 2011
Assets - investment in U.S. Treasury obligations (Level 1)	$1,718	$1,718
Liabilities - long-term debt (carried at cost, Level 2)	300,000	306,000

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Wireless	Elimination	Total

For the three months ended September 30, 2012
Operating revenues
Local voice and other retail services	$63,721	$1,114	$(309)	$64,526
Network access services	32,121	—	—	32,121
	$95,842	$1,114	$(309)	$96,647

Depreciation and amortization	$18,023	$—	$—	$18,023
Net income	5,557	58	—	5,615

For the nine months ended September 30, 2012
Operating revenues
Local voice and other retail services	$188,806	$3,598	$(1,028)	$191,376
Network access services	97,534	—	—	97,534
	$286,340	$3,598	$(1,028)	$288,910

Depreciation and amortization	$51,965	$—	$—	$51,965
Net income	10,920	423	—	11,343
Capital expenditures	59,409	—	—	59,409

Assets as of December 31, 2011	$661,101	$671	$—	$661,772

For the three months ended September 30, 2011
Operating revenues
Local voice and other retail services	$63,134	$1,394	$(324)	$64,204
Network access services	32,836	—	—	32,836
	$95,970	$1,394	$(324)	$97,040

Depreciation and amortization	$17,086	$—	$—	$17,086
Net income (loss)	8,170	(797)	—	7,373

For the nine months ended September 30, 2011
Operating revenues
Local voice and other retail services	$192,577	$4,263	$(987)	$195,853
Network access services	100,437	—	—	100,437
	$293,014	$4,263	$(987)	$296,290

Depreciation and amortization	$47,603	$—	$—	$47,603
Net income (loss)	22,501	(2,857)	—	19,644
Capital expenditures	54,977	—	—	54,977

15.  Wavecom Acquisition

On July 12, 2012, the Company, through its Hawaiian Telcom, Inc. subsidiary, entered into a share purchase agreement with Wavecom Solutions Corporation (“Wavecom”) to acquire all outstanding shares for $13.0 million in cash with certain adjustments determined at the time of closing.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company’s operations.  After elimination of certain intercompany and non-recurring transactions, Wavecom’s current annual revenues are estimated at $7 million.  Closing of the transaction is subject to regulatory approval which is expected to occur in the fourth quarter of 2012.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Operating Revenues

The following tables summarize our volume information as of September 30, 2012 and 2011, and our operating revenues for the three and nine months ended September 30, 2012 and 2011.  For comparability, we also present customer activity as of September 30, 2012 compared to June 30, 2012.

Volume Information

September 2012 compared to September 2011

	September 30,	September 30,	Change
	2012	2011	Number	Percentage

Voice access lines
Residential	207,732	227,064	(19,332)	-8.5%
Business	185,849	189,927	(4,078)	-2.1%
Public	4,467	4,657	(190)	-4.1%
	398,048	421,648	(23,600)	-5.6%

High-Speed Internet lines
Residential	86,570	83,636	2,934	3.5%
Business	18,260	17,176	1,084	6.3%
Wholesale	1,014	1,164	(150)	-12.9%
	105,844	101,976	3,868	3.8%

Long distance lines
Residential	128,760	139,193	(10,433)	-7.5%
Business	75,529	76,895	(1,366)	-1.8%
	204,289	216,088	(11,799)	-5.5%

Video
Subscribers	8,444	470	7,974	NA
Homes Enabled	59,422	NA	NA	NA

September 2012 compared to June 2012

	September 30,	June 30,	Change
	2012	2012	Number	Percentage

Voice access lines
Residential	207,732	212,668	(4,936)	-2.3%
Business	185,849	185,574	275	0.1%
Public	4,467	4,493	(26)	-0.6%
	398,048	402,735	(4,687)	-1.2%

High-Speed Internet lines
Residential	86,570	86,021	549	0.6%
Business	18,260	17,990	270	1.5%
Wholesale	1,014	1,122	(108)	-9.6%
	105,844	105,133	711	0.7%

Long distance lines
Residential	128,760	131,082	(2,322)	-1.8%
Business	75,529	75,763	(234)	-0.3%
	204,289	206,845	(2,556)	-1.2%

Video
Subscribers	8,444	6,354	2,090	32.9%
Homes Enabled	59,422	50,149	9,273	18.5%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Wireline Services
Local voice services	$35,257	$36,902	$(1,645)	-4.5%
Network access services
Business data	4,600	4,700	(100)	-2.1%
Wholesale carrier data	15,676	15,586	90	0.6%
Subscriber line access charge	9,619	9,802	(183)	-1.9%
Switched carrier access	2,226	2,423	(197)	-8.1%
	32,121	32,511	(390)	-1.2%
Long distance services	6,735	7,777	(1,042)	-13.4%
High-Speed Internet	9,013	8,920	93	1.0%
Video	1,528	67	1,461	NA
Equipment and managed services	8,715	7,114	1,601	22.5%
Other	2,472	2,679	(207)	-7.7%
	95,841	95,970	(129)	-0.1%
Wireless	806	1,070	(264)	-24.7%
	$96,647	$97,040	$(393)	-0.4%

Channel
Business	$41,618	$41,072	$546	1.3%
Consumer	34,486	34,210	276	0.8%
Wholesale	17,634	18,009	(375)	-2.1%
Other	2,909	3,749	(840)	-22.4%
	$96,647	$97,040	$(393)	-0.4%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Wireline Services
Local voice services	$106,684	$110,980	$(4,296)	-3.9%
Network access services
Business data	14,152	13,626	526	3.9%
Wholesale carrier data	47,310	48,265	(955)	-2.0%
Subscriber line access charge	29,211	30,065	(854)	-2.8%
Switched carrier access	6,861	7,464	(603)	-8.1%
	97,534	99,420	(1,886)	-1.9%
Long distance services	21,342	24,428	(3,086)	-12.6%
High-Speed Internet	26,948	26,466	482	1.8%
Video	3,060	67	2,993	NA
Equipment and managed services	23,604	23,700	(96)	-0.4%
Other	7,168	7,953	(785)	-9.9%
	286,340	293,014	(6,674)	-2.3%
Wireless	2,570	3,276	(706)	-21.6%
	$288,910	$296,290	$(7,380)	-2.5%

Channel
Business	$123,481	$125,413	$(1,932)	-1.5%
Consumer	102,778	103,919	(1,141)	-1.1%
Wholesale	53,903	55,729	(1,826)	-3.3%
Other	8,748	11,229	(2,481)	-22.1%
	$288,910	$296,290	$(7,380)	-2.5%

The operating revenue information above for 2012 includes additional detail not previously provided including components of network access services revenue, television revenue, and equipment and managed services revenue.  These changes were made to provide additional insight into our operations and to reflect the strategic emphasis on potential growth products such as business data and video.  Certain reclassifications were made to the 2011 information to conform to the 2012 presentation.  To provide further insight, we have provided revenue information by channel as well.  In the third quarter of 2012, certain reclassifications were made to the channel information to align to the way we manage our business.  The channel information for the year-to-date 2012 period and for 2011 has been reclassified to conform to the new presentation.

The decrease in local services revenues was caused primarily by the decline in voice access lines of 5.6% ($2.1 million and $6.2 million of the decline in revenue for the three and nine month periods, respectively).  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly moving local voice service to VoIP technology offered by cable providers, as well as using wireless services in place of traditional wireline phone service.  Generally, VoIP technology offered by competitors is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Network access services revenue for the three and nine months ended September 30, 2012 decreased as compared to the same periods in the prior year because certain wireless carriers disconnected lower bandwidth circuits replaced with new more efficient higher bandwidth circuits resulting in a reduction in wholesale carrier data revenue for the three and nine month periods, respectively.  We anticipate the data volume and related revenue will increase in future periods as wireless carriers deploy their enhanced wireless networks.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.  These reductions were partially offset by growth in business data revenue for the nine month period.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues were comparable to the prior year for both the three and nine month periods.  We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

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

Equipment and managed services sales have increased for the three months ended September 30, 2012 when compared to the same period in the prior year because of more sales and installations of customer premise equipment for certain large government and institutional customers during the period.  For the nine months ended September 30, 2012, equipment and managed services sales was comparable to the same period in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2012 compared to the costs and expenses for the three and nine months ended September 30, 2011 (dollars in thousands):

For Three Months

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$41,176	$39,055	$2,121	5.4%
Selling, general and administrative expenses	26,547	28,066	(1,519)	-5.4%
Depreciation and amortization	18,023	17,086	937	5.5%

	$85,746	$84,207	$1,539	1.8%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$121,407	$121,585	$(178)	-0.1%
Selling, general and administrative expenses	82,567	88,584	(6,017)	-6.8%
Depreciation and amortization	51,965	47,603	4,362	9.2%

	$255,939	$257,772	$(1,833)	-0.7%

The Company’s total headcount as of September 30, 2012 was 1,343 compared to 1,300 as of September 30, 2011.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The increase in such costs for the three months ended September 30, 2012 when compared to the same period of the prior year was because of higher costs of customer premise equipment of $1.7 million related to the increased equipment revenues.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was because of lower pension costs of $1.3 million on the freeze of the union pension plan.  The decrease for the nine months ended September 30, 2012 compared to the same period in the prior year was because of reduced personnel costs of $6.7 million on lower average headcount and the freeze of the union pension plan.  In addition, during the nine months ended September 30, 2011, we had incurred restructuring costs of $1.9 million.  The cost decreases were offset by increased external commissions related to television sales of $1.3 million and bad debt of $1.0 million as we had recognized a benefit in 2011 from a large customer settlement on a past due account.

Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

For Three Months

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Interest expense	$(5,490)	$(6,364)	$874	-13.7%
Interest income and other	10	21	(11)	-52.4%

	$(5,480)	$(6,343)	$863	-13.6%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2012	2011	Amount	Percentage

Interest expense	$(16,890)	$(18,858)	$1,968	-10.4%
Loss on early extinguishment of debt	(5,112)	—	(5,112)	NA
Interest income and other	28	51	(23)	-45.1%

	$(21,974)	$(18,807)	$(3,167)	16.8%

Interest expense decreased for the three and nine months ended September 30, 2012 compared to the same periods in the prior year primarily because of the lower interest rates on the refinanced debt.

In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

Income Tax Benefit

A valuation allowance has been provided at September 30, 2012 and December 31, 2011 for our deferred tax assets because of the uncertainty as to the realization of such assets.  We will continue to assess the recoverability of deferred tax assets and the related valuation allowance.  To the extent that we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $65.4 million. From an ongoing operating perspective, our cash requirements in 2012 consist of supporting the development and introduction of new products, our purchase of Wavecom, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Cash Flows for Nine Months Ended September 30, 2012 and 2011

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

Net cash provided by operations amounted to $59.0 million for the nine months ended September 30, 2012.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $56.4 million for the nine months ended September 30, 2011.  The increase in cash provided by operations was because we are no longer incurring reorganization expenditures.

Cash used in investing activities was comprised of $61.0 million and $55.2 million of capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.  The level of capital expenditures for 2012 is expected to be comparable to 2011 as we invest in our network and systems to support new product introductions and enable next-generation technologies.

Cash used in financing activities for the nine months ended September 30, 2012 was related primarily to the refinancing of our debt.  Cash provided by financing activities for the nine months ended September 30, 2011 was related to proceeds from the sale of common stock under our warrant agreements.

Outstanding Debt and Financing Arrangements

As of September 30, 2012, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of 2017.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the nine months ended September 30, 2012, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2011 in our Form 10-K other than related to our new debt which are as follows (dollars in thousands):

	2012 (remainder)	2015 and	2017 and
	to 2014	2016	Thereafter	Total

Term loan facility	$6,750	$6,000	$287,250	$300,000
Debt interest	46,778	40,688	3,250	90,716

	$53,528	$46,688	$290,500	$390,716

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2012 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of September 30, 2012. Based on their evaluations, as of September 30, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on November 8, 2012 announcing its 2012 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 8, 2012	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

November 8, 2012	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 8, 2012 announcing third quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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