Form 10-Q/A
period 2012-03-31
Hawaiian Telcom Holdco, Inc.
filed 2012-12-18
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Hawaiian Telcom Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is being filed solely to provide the introductory language in paragraph 4 and paragraph 4(b) referring to internal control over financial reporting in Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

December 18, 2012	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.