Form 10-Q/A
period 2012-09-30
Hawaiian Telcom Holdco, Inc.
filed 2012-12-18
CIK 1487986

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

EXPLANATORY NOTE

This Amendment No. 1 to Hawaiian Telcom Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is being filed solely to provide the introductory language in paragraph 4 and paragraph 4(b) referring to internal control over financial reporting in Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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