Form 10-K
period 2012-12-31
Hawaiian Telcom Holdco, Inc.
filed 2013-03-14
CIK 1487986

Use these links to rapidly review the document
HAWAIIAN TELCOM HOLDCO, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2012 was $174,918,836.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         As of March 13, 2013, 10,291,897 shares of the registrant's common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement dated March 13, 2013 (Part III of Form 10-K)

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

PART I

Item 1.    Business

Business Overview

        Hawaiian Telcom Holdco, Inc. (the "Company") is the largest full-service provider of communications services and products in Hawaii. We operate two primary business segments:

        Wireline Services.    This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Wireline Services segment provides high-speed Internet, long distance services, next-generation television service, next-generation Internet protocol (IP)-based network services, customer premises equipment, data solutions, billing and collection, and pay telephone services. Our services are offered on all of Hawaii's major islands, except for our next-generation television service, which currently is available only on parts of the island of Oahu. As of March 1, 2013, our telecommunications operations served approximately 390,300 local access lines, of which 51% served residential customers and 48% served business customers, with the remaining 1% serving other customers; 199,700 long distance lines, of which 63% served residential customers and 37% served business customers; and 108,800 high-speed Internet lines, which served 89,100 retail residential lines, 18,700 retail business lines, and 1,000 wholesale business and resale lines.

        Other.    This segment consists primarily of wireless services, including the sale of wireless handsets and accessories.

History and Organizational Structure

  General

        The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 129 years as Hawaii's communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services, Inc. (collectively, the "Verizon Hawaii Business")) were transferred to Verizon Holdco LLC, which then was merged (the "2005 Acquisition") with and into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. As a result of the 2005 Acquisition, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of Hawaiian Telcom Communications, Inc.

        Hawaiian Telcom, Inc., a Hawaii corporation, operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including long distance, Internet, television, advanced communications and network services, managed and cloud-based services, and wireless businesses. Wavecom Solutions Corporation, a Hawaii corporation acquired by Hawaiian Telcom, Inc. in December 2012, provides voice, data and converged services. Hawaiian Telcom Insurance Company, Incorporated, also a wholly-owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, is a captive insurance subsidiary that until December 31, 2003 provided auto liability, general liability and worker's compensation insurance to Verizon Hawaii Inc. on a direct basis, and which continues to settle claims related to incidents which occurred prior to January 1, 2004. Current incidents are insured with external carriers.

        The following is a chart of our organizational structure.

  Bankruptcy Proceedings

        On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and certain other affiliates (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (later transferred to the United States Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court")) in order to facilitate a balance sheet restructuring. In November 2009, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization (the "Plan of Reorganization") and entered a written confirmation order (the "Confirmation Order") on December 30, 2009.

        The Plan of Reorganization and the Confirmation Order provided for:

  •
  the cancellation of (i) the Debtors' obligations under the Amended and Restated Credit Agreement dated June 1, 2007 and under a Senior Notes Indenture and Subordinated Notes Indenture with respect to $500 million in Senior Notes and Subordinated Notes; (ii) all outstanding shares of the existing stock of the Company, and (iii) all outstanding options and other rights to purchase or otherwise receive shares of the existing stock of the Company;

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

  •
  the receipt by unsecured creditors of cash in an amount equal to their pro rata share of $500,000; and

  •
  a new senior secured term loan with the senior secured creditors in the original principal amount of $300 million (subsequently replaced with a new $300 million senior secured term loan on February 29, 2012 (the "Term Loan")).

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

        In recent years, the U.S. telecommunications industry has undergone significant structural changes. Many of the largest service providers have achieved growth through acquisitions and mergers, while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation. Despite these changes, the demand for telecommunications services, particularly data services, has not diminished, and telecommunications companies increasingly bundle services and provide integrated offerings for end-user customers.

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

Our Business Strategy

        Our primary objective is to grow our business with a focus on delivering superior service to our customers, so that we can be recognized as the number one service provider of innovative "Always OnSM" communication, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy include the following:

  •
  Further leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber-to-the-node (FTTN) and fiber-to-the-premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high-speed technologies such as VDSL2 and Metro Ethernet to deliver new broadband services such as our next-generation television to consumers, and Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP-VPN), and managed and cloud-based services to businesses. In both customer segments, we continue to enhance our services by adding new service options, features and functionality.

  •
  Drive a customer- and sales-focused organization.  Our customer operations team allows us to more effectively focus on our customers and strive to ensure the successful delivery of our services. We strive to deliver a consistent and comprehensive customer experience.

  •
  Deliver new and innovative products and solutions to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, and managed and cloud- based services supported by the reach and reliability of our network and Hawaii's only 24x7 state-of-the-art network operations center. Our suite of IP-based services, such as our business VoIP and IP-VPN services, better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next-generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

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

        In furtherance of our business strategy, on December 31, 2012, we completed the acquisition of Wavecom Solutions Corporation (Wavecom) for total consideration of $8.3 million in cash, net of cash acquired and final purchase price adjustments. Wavecom is an information and communications technology company and facilities-based competitive local exchange carrier headquartered in Honolulu that provides voice, data and converged services to small and medium-sized business and carrier customers through a six-island subsea and terrestrial fiber network. By adding Wavecom's fiber capacity and business capabilities to our network and operations, we enhance our ability to serve growing customer demand for high-speed Internet bandwidth and next-generation, end-to-end solutions, as well as improve redundancy and diversity statewide. In addition, we assumed ownership of a new, largely under-utilized 8,000 square foot data center which provides us with the ability to evaluate strategic opportunities in managed hosting, collocation, and cloud services.

Our Competitive Strengths

        We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

  •
  Strong Local Presence.  We have been serving Hawaii's communities for over 129 years and employ approximately 1,400 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. We understand our customers' needs because they are our needs as well. We share Hawaii's history, heritage, and values. We are locally managed, making us more competitive and responsive to Hawaii's consumers and businesses.

  •
  Growth-Oriented Product Portfolio.  We are the only communications service provider in our market that can provide such a broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communications and IP-based network services, and managed and cloud-based services. Our expanding service suite, including high-quality enhanced data networking services such as our business VoIP and IP-VPN services, and our managed services, are targeted at the key growth areas in our marketplace. Our next-generation television service, employing Microsoft® Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity that we did not address previously.

  •
  Advanced Network Infrastructure.  We own the State's most extensive and reliable communications network, which includes approximately 111,700 strand miles of fiber optic cable and more than 11,500 route miles of copper wire distribution lines. We completed the build out of our MPLS core network, which is deployed statewide and allows us to deliver IP-based services to well over 90% of the State's population. Our network is supported by Hawaii's only 24x7 state-of-the-art network operations center. We continue to push fiber deeper into the network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

  •
  Attractive Market Characteristics.  Hawaii exceeds (by approximately $14,000) national averages in median household income. Our market is characterized by high density, with approximately 70% of the State's population concentrated on Oahu over an area of approximately 598 square miles, or 1,600 persons per square mile. In addition, 37% of the households in Hawaii reside in multi-dwelling units (MDUs)—43% on Oahu—compared with 22% in the U.S. overall. More specifically, 25% of the households on Oahu reside in housing structures with 20 or more units versus 8% in the U.S. overall.

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

  Local Network Services

        Our traditional local network service enables customers to originate and receive telephone calls within a defined "exchange" area. We provide basic local services on a retail basis to residential and business customers, generally for a fixed monthly recurring charge. Basic local service also includes non-recurring charges to customers for the installation of new products and services. Basic local exchange services are enhanced with a variety of value-added services such as call waiting, caller ID, voice messaging, three-way calling, call forwarding and speed dialing. Value-added services may be purchased individually or as part of a package offering for a monthly recurring charge. We also offer other local exchange services, such as local private line and inside wire maintenance. The rates that can be charged to customers for basic local and certain other services are regulated by the HPUC. We charge business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. See "—Regulation" for further discussion of regulatory matters.

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

  Long Distance Services

        We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls, and regional toll calls made to points outside a customer's local calling area but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of March 1, 2013, we served approximately 199,700 long distance lines, of which 63% served residential customers and 37% served business customers.

  Internet Services

        We provide high-speed Internet (HSI) access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 79 of our 86 central offices. As of March 1, 2013, we served approximately 89,100 retail residential HSI lines, 18,700 retail business HSI lines, and 1,000 wholesale business and resale HSI lines. We also provided dial-up Internet access to approximately 700 subscribers as of January 31, 2013.

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

  Advanced Communications and Network Services

        The role of business communication providers is evolving. Consistent with this, we have expanded into application-centric, advanced communications and network services. Our advanced communications and network services include Routed Network Service, a high-performance IP virtual private networking service for business customers; Enhanced Internet Protocol Data Service, a multipoint switched Ethernet service; and Hosted PBX, a business VoIP service that provides businesses with a complete, converged communication solution in a hosted package.

  Next-Generation Television Service

        In June 2011, we obtained a fifteen-year video franchise from the State of Hawaii to provide our next-generation television service on the island of Oahu. Shortly thereafter, on July 1, we began a staged commercial launch of our television service. During 2012, we continued to invest in our network to provide integrated digital video, high-speed broadband and voice services to new and existing customers. Our Hawaiian Telcom TV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to market a triple play bundle in certain areas of the island of Oahu. As of December 31, 2012, we had approximately 9,800 next-generation television subscribers, resulting in subscriber penetration of approximately 15% of the 65,000 homes enabled.

  Other Wireline Services

        We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. Customer premises equipment services are also an area of potential growth as attractive contracts with major equipment providers allow us to offer complete voice and data network and management solutions. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for collocation services. We also offer public pay telephone services at approximately 4,450 locations throughout the State of Hawaii.

  Other

        We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was effective as of May 2009, had an initial term of three years renewable for up to three additional one-year terms, and recently was renewed by us for a one-year term expiring in May 2014.

Markets and Customers

  Wireline Services

        We have been a telecommunications provider in Hawaii for more than 129 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State's most extensive local telecommunications network, with approximately 390,300 local access lines served as of March 1, 2013, of which 51% served residential customers, 48% served business customers, and the remaining 1% served other customers. Other customers include (1) interexchange carriers that pay for access to long distance calling customers located within our local service area and (2) CLECs that pay for wholesale access to our network to provide competitive local service on either a resale or unbundled network element (UNE) basis as prescribed under the Communications Act of 1934, as amended (the "Communications Act").

        Our market is characterized by high population density, with approximately 70% of the state's population concentrated on Oahu. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost-effective manner and to market and sell our services more effectively. Given Hawaii's geographic location, its distance from the mainland United States and the diversity of its population (approximately 39% being of Asian descent), Hawaii residents and businesses have telecommunications needs that may be different from those on the mainland United States. Furthermore, in 2012, the median household income in Hawaii is estimated to exceed the national average household income by approximately $14,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

        Our business marketplace is dominated by several key industries. State and federal government account for approximately 25% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government is one of our largest customers. The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii's small business market (in the aggregate) is also a key driver of Hawaii's economy—approximately 95% of the companies in Hawaii employ fewer than 50 employees, and these businesses make up a market of approximately 30,000 businesses. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

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

        Oceanic, a subsidiary of Time Warner Cable Inc., the second largest cable operator in the United States, is one of our most significant competitors. Approximately 89% of the households in Hawaii (93% of households on Oahu) subscribe to Oceanic's cable television service. Oceanic also has the majority share of the high-speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high-speed Internet, and voice services through competitive bundled offerings. In addition, Oceanic has targeted communications service offerings to small and medium-sized businesses.

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

        The advanced communications and network services business, as well as the managed and cloud-based services business, are highly competitive due to the absence of significant barriers to entry. The emergence of non-traditional, application-centric players in the market is redefining the role of service providers in these fields. We currently compete for business customers with vendors such as tw telecom of hawaii l.p., NetEnterprise Inc., Tri-net Solutions, L.L.C., Dell SecureWorks, Perimeter E-Security, World Wide Technology, Inc., SystemMetrics Corporation and other traditional and non-traditional carriers.

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

Network Architecture and Technology

        Our strategy is to enhance and expand the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services and managed and cloud-based services. In 2012, we invested approximately $63 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2012 to add hundreds of miles to our state-leading fiber network and continuing our transformation toward an optical, IP-based broadband network. With the acquisition of Wavecom Solutions Corporation in December 2012, we will be incorporating over 500 route miles of additional fiber infrastructure into our network.

  Packet Optical Network

        Our statewide MPLS network is unmatched in reach, capacity, resiliency, and reliability in Hawaii. Consisting of 7 core routers and 38 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features to meet our customers' needs, including advanced traffic engineering support of intelligent QoS, Service OAM capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, support for IPv6, carrier grade Ethernet, and up to 40Gb/100Gb Ethernet access (future). Driven by continued high-bandwidth demands from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2012 we continued to expand our next-generation packet-optical transport network. This next-generation platform combines WDM transport, ROADMs, SONET/SDH ADMs, and centralized carrier Ethernet switching in a single converged device allowing us to meet the growing bandwidth needs at an affordable price while accommodating traditional SONET-based services for transition from our legacy services. New packet-optical nodes were expanded over our fiber interoffice facility network on Maui, and new nodes added to our fiber meshed networks in East and West Oahu. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, 21 Frame Relay switches and 13 asynchronous transfer mode (ATM) switches. There are also 999 Synchronous Optical Network (SONET) rings in service.

        Our telecommunication infrastructure includes more than 14,600 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave radios provides additional inter-island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are connected by trans-Pacific fiber optic cables between the Hawaiian islands and to the U.S. Mainland which provide ring diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

  Voice Network

        We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. New services such as Hosted PBX were introduced to our business customers in 2012, thereby expanding our Business All-in-One (BAiO) offering to customers with the need for a larger-scale solution.

        As of March 1, 2013, we owned 107 local base and remote switches and five tandem switches serving approximately 383,500 total lines on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Alcatel-Lucent and Genband. Since 2002, we have updated our infrastructure to meet the technological needs of our customers. Our switches on every island are linked through a combination of extensive aerial, underground and undersea cable, as well as microwave facilities, allowing us to provide our services to customers in a very challenging geographical territory. Our signal transfer points (STPs) are next-generation IP router based, ensuring a smooth migration to IP.

  Access Infrastructure

        We continue our aggressive investment to transform our access network to a high-speed, fiber-based broadband network. In 2012, we continued to deploy fiber-to-the-premise (FTTP) solutions to serve new (greenfield) multi-dwelling unit (MDU) and single-family subdivision developments on the island of Oahu, adding seven new developments and bringing the total number of FTTP developments to 38. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our television service, and reduce maintenance costs. We also deployed FTTP systems in existing (brownfield) neighborhoods through February 2013 by constructing overlay networks to 39 neighborhoods. We also continued to expand our fiber network deeper into neighborhoods, shortening over 74,000 customer loops to 3,000 feet or less through February 2013 using FTTN or FTTP technology while at the same time expanding our fiber networks to approximately 216 cell sites across the state of Hawaii to provide wireless backhaul to our wireless carrier customers. These network enhancements allowed the introduction of higher broadband services and our television service.

  Next-Generation Television Service

        The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next-generation television service on the island of Oahu on July 1, 2011, deploying the service to both copper-fed and fiber-fed customers and converting entire MDU complexes to our new service. Utilizing Microsoft® Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP-based network and provide our customers with new viewing experiences and applications. We continue to see strong demand for our television service as we expand our footprint to additional areas on the island of Oahu.

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

Information Technology and Support Systems

        A number of IT-related initiatives, beginning in 2010 and continuing to the present, are aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. In order to align with our corporate strategies to grow the business market, improve operational efficiencies, and enrich the customer experience, we made the decision in 2011 to branch future business products and system capabilities development towards an in-source agile development model built on new systems architecture. Our systems have evolved and we continue to focus our strategy towards customer-centric architectures. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development. This approach relies on efficiencies gained with increased system/software modularity and service abstraction which exposes product commonalities and reuse of common components for multiple purposes. The end-to-end system design is built on a select combination of proven commercial platforms. The service delivery mechanisms are comprised of a mixture of commercial off-the-shelf systems, internally-designed and developed systems purpose built for functions such as inventory and network activation, and select niche applications that offer optimal capabilities and flexibility at the network layer.

        In order to implement this customer-centric architecture, we increased the size of our internal IT department, with primary focus on our growth-based IP business products for which we have created new business functionality in the domains of service delivery and systems-to-business processes alignment. The initial implementation of this architecture occurred in 2012, supporting the launch of Hosted PBX services within our Business All-in-One (BAiO) offering. We continue to focus on flow-through automation from order entry through billing, and in 2012 we implemented these improvements for our next-generation television service. In 2013, we plan to increase the level of flow-through automation within our wholesale and retail products. These efforts should reduce manual processing of complex orders, increase productivity and enhance overall data quality. To make the delivery of IT services more cost effective and efficient, we continued with the process of consolidating our two data centers and implemented a state-of-the-art virtualization platform to support our growing computer needs. This effort has lowered the operating costs and energy consumption at our data centers and improved the efficiency and reliability of our operations.

        We have aggressively pursued initiatives to reduce our cyber security-related risks. Beginning in 2011, we re-aligned and expanded our information security organization and completed a number of technology and resource investments to improve further our security posture in critical areas. These and other changes reflect our on-going commitment to securing our information assets and protecting sensitive data held and carried by our information systems.

        As is the case with other telecommunications companies, we are an on-going target for cybercriminals. However, there were no noteworthy security incidents during 2012. Our information security team continues to work closely with law enforcement at the federal, state and local levels, and we adjust our protection schemes as necessary. We remain committed to invest appropriately in initiatives that reduce our cyber security risk.

Employees

        As of March 1, 2013, we employed approximately 1,400 full-time employees in Hawaii. Of the total employees, 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357. On December 28, 2012, the membership of IBEW Local 1357 ratified a new collective bargaining agreement with Hawaiian Telcom, Inc. The new five-year collective bargaining agreement went into effect January 1, 2013. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

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

        In November 2011, the FCC released its "Connect America Fund" Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transforms the FCC's universal service and intercarrier compensation systems into a new Connect America Fund ("CAF"), which will fund broadband deployment in areas unserved by an unsubsidized wireline competitor and eventually will replace all existing high-cost support for voice services. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF support first will be distributed pursuant to a forward-looking cost model to carriers that make a state-wide commitment to meet minimum broadband deployment obligations established by the FCC. If the price cap carrier declines to make that commitment, CAF support will be distributed in accordance with competitive bidding open to all eligible carriers. In the interim, until the CAF is fully operational, a price cap carrier's Interstate Access Support will be frozen at current levels, but continued receipt of such funds is conditioned on the carrier meeting FCC broadband deployment obligations including speed and other technical parameters of service. In addition, the FCC will make an additional $300 million in CAF funding available to price cap carriers willing to commit to meeting these broadband public interest requirements. A number of details, such as the makeup and results of the cost model used to determine support levels, are still to be developed through future rulemaking proceedings. In addition, a number of petitions for reconsideration of the FCC's Order, as well as multiple appeals, have been filed. The FCC awarded Hawaiian Telcom, Inc. approximately $402,000 in CAF Phase I support. The FCC currently is conducting a rulemaking proceeding to determine how to award the Phase I funds that were not obligated to other carriers. We do not know when the CAF proceeding will be concluded, how the FCC will implement the programs, or how accurate the cost model will be, and therefore do not know how this proceeding ultimately will impact our universal service support level.

  Government Regulation of Retail Rates

        The FCC and the HPUC are the two agencies that regulate our telecommunications services. In general, the FCC regulates interstate service, and the HPUC regulates intrastate service. The HPUC has, slowly over time, reduced its rate regulation of some of our services. The HPUC classifies all regulated telecommunications services as fully competitive, partially competitive, or non-competitive.

        In 2009, the Hawaii State Legislature passed Act 180, which it clarified with an amendment in 2010 (Act 8). As amended, Act 180 requires that the HPUC treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter-island), central exchange (Centrex), residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as "fully competitive" under the HPUC's rules with certain qualifications. In addition, HPUC approval and cost support filings are no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings must be priced above the service's long-run incremental cost, and the HPUC can require us to provide such cost support demonstrating compliance with its costing rules at any time. If the HPUC is not satisfied, it retains the ability to investigate the offering and to suspend the offering pending the outcome of its investigation. In addition, HPUC approval is required in order to increase the rate for a service to a level that is greater than the rate for the retail service in the tariff at the time of implementation of either Act 180 or Act 8, whichever is applicable. In 2012, the Hawaii State Legislature passed Act 74, which further leveled the regulatory playing field in intrastate retail telecommunications services by providing us with pricing flexibility to increase rates higher than the above-mentioned appropriate tariffed rate for any retail telecommunications service except basic exchange service without approval from the HPUC. HPUC approval still is required to increase rates for basic exchange service (i.e., single-line residential, single-line business, key, and PBX services). Competitive forces, however, may cause us to be unable to raise our local rates in the future

        The classification of retail local exchange intrastate services as fully competitive and the ability to bundle the services with other fully or partially competitive services or other services that are not within the HPUC's jurisdiction enable us to charge a discounted rate for bundled service offerings and have helped us to be more competitive. Pricing flexibility has allowed us to increase the monthly charge for non-published numbers.

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

  Interstate and Intrastate Access Charges

        The rates that we can charge for interstate access are regulated by the FCC. The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. For example, the FCC has instituted caps on the per-minute rate we can charge for our switched access services as well as on our monthly subscriber line charges (SLCs). The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. On May 18, 2008, the FCC granted our request for pricing flexibility for certain special access services offered on the neighbor islands. We also have pricing flexibility for certain special access services offered on Oahu. On December 18, 2012, the FCC released an order establishing mandatory data collection for price cap carriers such as Hawaiian Telcom, Inc. If approved by the Office of Management and Budget, the data collection will seek detailed information concerning carrier services provided to enterprise customers, including special access services. The FCC also will seek comment on a proposal for using the data collected to evaluate competition in the market for special access services. This review would help the FCC decide whether to modify the special access pricing rules for price cap carriers, including whether the pricing flexibility rules should be modified or eliminated. We do not know when this proceeding will be concluded or what impact it will have on price cap carriers.

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

  Federal Framework for Intercarrier Compensation

        In its "Connect America Fund" Order (see "—Universal Service" above) that reformed universal service, the FCC also fundamentally restructured the regulatory regime for intercarrier compensation. Intercarrier compensation consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC required that most intercarrier compensation be eliminated, and that a system of "bill & keep" replace it whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase-down of those rates over a six-year period for price cap companies such as Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized carriers (1) to assess its end user customers a limited recovery charge that would increase over time as intercarrier compensation rates decline, and (2) to receive CAF support in limited amounts subject to specific requirements, to be phased out over a three-year period beginning in 2017. Hawaiian Telcom, Inc. does not receive any such intercarrier compensation CAF support. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol-based service providers on a prospective basis, subject to the same interim phase-down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and television services. A number of petitions for reconsideration of the FCC's order, as well as multiple court appeals, have been filed. In July 2012, Hawaiian Telcom, Inc. implemented the first phase of the intercarrier compensation reform, including reducing by fifty percent the amount by which intrastate terminating switched access rates exceed interstate rates, and offsetting most of the resulting revenue loss by implementing a monthly recurring access recovery charge for certain classes of customers.

        The FCC has found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

  Federal Regulatory Classification of Broadband and Internet Services

        The FCC has been considering whether, and under what circumstances, services that employ Internet protocol are "telecommunications services" subject to regulations that apply to other telecommunications services, but it has not definitively ruled on the issue and instead has made a series of decisions addressing specific services and regulations. For example, some VoIP providers must comply with the federal wiretap law and with FCC requirements to provide enhanced 911 emergency calling capabilities, ensure disability access and provide local number portability. Certain VoIP providers are exempt from state telecommunications market entry regulation. As a result, our VoIP competitors are less regulated than we are.

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

        In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain specified advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since Hawaiian Telcom Communications, Inc. was part of Verizon when the original Verizon petition for forbearance was filed. This action permits us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions of offering. In October 2011, tw telecom of hawaii l.p. and others filed a petition requesting the FCC to reverse in part the forbearance deemed granted to Verizon by operation of law. We filed comments in opposition to the petition. In November 2012, the Ad Hoc Telecommunications Users Committee and others filed a petition requesting the FCC to reverse in part the forbearance for Verizon and other grants of forbearance by the FCC related to advanced broadband special access services. There is no definite timeframe for an FCC decision on these petitions.

        In February 2009, Congress enacted a law that required the FCC to establish a national broadband plan to promote broadband service availability to all Americans. This plan was released by the FCC in March 2010 and contained recommendations on how to promote the provision of broadband in unserved and underserved areas of the country, including an increase in the speed at which current customers can obtain broadband services. It also addressed how to increase the adoption of broadband services by those consumers who currently do not have access to those services. The FCC announced that there will be additional rulemakings to implement the recommendations of the plan. The comprehensive reforms to universal service and intercarrier compensation detailed earlier in this section were a partial response to that plan. It is not known how the broadband plan will impact our business operations given that not all of the proposed actions have been taken.

        In December 2010, the FCC adopted "net neutrality" rules, termed "open Internet" rules, that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC's Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non-discrimination, and transparency. The no-blocking rule prohibits a fixed broadband Internet access service provider from blocking lawful content, applications, services, or devices, subject to reasonable network management. The anti-discrimination rule prohibits a fixed broadband Internet access service provider from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access services, subject to reasonable network management. Wireless broadband providers are not subject to these two rules, but only to a scaled-back version of the no-blocking rule applicable to fixed providers. The transparency rule requires all Internet access service providers to disclose publicly accurate information regarding their network management practices, performance, and commercial terms of service so that consumers are able to make informed choices and device providers are able to develop, market, and maintain Internet offerings. While the FCC's net neutrality rules are being challenged in court, the requirements were implemented by the November 20, 2011 effective date.

  Video Services Regulation

        Through our Hawaiian Telcom Services Company, Inc. subsidiary, we began to provide television service on the island of Oahu in July 2011. We are regulated as a cable TV operator under federal and state law. As the non-dominant video service provider in the state of Hawaii, we face the risk that we will be unable to obtain access to programming that we need in order to compete with Oceanic Time Warner (Oceanic), the dominant cable TV provider on the island. Some of this programming is owned by the parent company of Oceanic, which may or may not be required to provide access to us under the FCC's program access rules.

        In December 2011, Oceanic filed a petition with the FCC seeking to be declared free from rate regulation for its basic cable TV services. The state of Hawaii opposed Oceanic's petition. If the petition is granted, Oceanic would have more flexibility to raise or lower prices for its services and become more competitively nimble. We do not know when the FCC will act on the petition or whether the petition will be granted.

        In October 2012, the FCC issued an order lifting the program access rule ban on exclusive contracts between any cable operator and any cable-affiliated programming vendor. It also issued a separate notice seeking comment on whether (1) to establish a rebuttable presumption that an exclusive contract for a cable-affiliated Regional Sports Network (RSN) is an unfair act; (2) it should establish a standstill provision during an RSN-related complaint; and (3) the presumptions for RSNs should be extended to a cable-affiliated national sports network. The FCC found a preemptive prohibition on exclusive contracts is no longer necessary and that a case-by-case process will remain in place to assess the impact of individual exclusive contracts. The FCC order provides a 45-day answer period for all complaints and a six-month deadline for it to act on a complaint alleging a denial of programming. The order also incorporates safeguards regarding RSNs, by establishing a rebuttable presumption that an exclusive contract involving a cable-affiliated RSN has the "purpose or effect" of "significantly hindering or preventing" the complainant from providing television services, placing the burden of proof on the distributor.

        In December 2012, the FCC granted a complaint filed by the Mauna Kea Broadcasting Company with the FCC seeking to place its over-the-air broadcasting station KLEI-TV on both Oceanic's and our television systems. The order required us to place KLEI-TV on channel 6, which is already occupied by another programming station. Both Oceanic and Hawaiian Telcom Services Company, Inc. have filed a petition for reconsideration of this decision, which effectively stays the mandate of the order until all appeals are resolved. We cannot predict when or how the FCC will resolve this petition.

  Other Federal and State Regulatory Proceedings

        The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2010, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. The rules were upheld on appeal in February 2013.

        In May 2011, the HPUC closed a proceeding it had opened in October 2006 to examine our service quality and performance levels and standards in relation to our wholesale and retail customers. In closing the proceeding, the HPUC adopted stipulations entered into by the parties to the proceeding in which (i) the parties agreed there were no outstanding issues that needed to be addressed by the HPUC and that the proceeding could be closed without further HPUC action, and (ii) we and tw telecom of hawaii l.p. agreed to work collaboratively to address or resolve informally certain identified service-related and reporting issues between the two companies. In addition, pursuant to the HPUC order closing the proceeding, all periodic service quality reports required in connection with the proceeding were discontinued by July 2012.

        In October 2012, the FCC approved a deal between Verizon Wireless and the cable company owners of SpectrumCo, which allows joint marketing agreements between Verizon Wireless and these cable companies to cross-sell each other's services. In Hawaii, Verizon Wireless and Oceanic Time Warner began their joint marketing efforts in October 2012.

        In December 2012, the FCC and the HPUC approved the transfer of licenses and facilities from Wavecom Solutions Corporation (Wavecom) to Hawaiian Telcom, Inc. in connection with Hawaiian Telcom, Inc.'s acquisition of Wavecom. In connection with these approvals, Hawaiian Telcom, Inc. agreed to freeze for seven years certain enterprise customer prices in twelve specific buildings in Hawaii where both Hawaiian Telcom, Inc. and Wavecom owned telecommunications facilities, but subject to exemptions including an exemption for a building if two other fiber-based facilities carriers provided facilities to that building. In addition, Hawaiian Telcom, Inc. agreed that, until Wavecom's transport facilities are transferred to other subsidiaries of the Company, if Hawaiian Telcom, Inc. uses the Wavecom transport facilities to provide its own retail services, it will make available such facilities to competitors if capacity is not available in existing facilities or in other specified circumstances. These conditions potentially could impact our revenues, but the impact is not expected to affect financial performance materially.

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

Business Transactions

  Agreement Relating to IT Support Services

        We executed an Amended and Restated Master Application Services Agreement with Accenture effective as of March 2009 for long-term IT support services. Pursuant to this agreement, Accenture provides us with certain application maintenance services that provide 24X7 support for critical applications such as for order capture, workflow, network inventory and billing. The agreement also provides queue and data management services that deal with resolution of order fallout issues, telephone number management issues, and manual billing needs, as well as major enhancement services allow us to request major enhancements to our applications through specific statements of work. The services provided by Accenture pursuant to the agreement assist us in our continuing efforts to enhance our back-office systems and IT infrastructure with the objective of continuing to improve and expand our customer services and streamline our operations. The term of the agreement has been extended to April 2017.

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

  Agreement Relating to Procurement and Logistics

        We entered into a Supply Chain Services Agreement with KGP Logistics, Inc. ("KGP") dated December 7, 2009, pursuant to which KGP provides us with a variety of telecommunications products and handles the logistics with respect to such products, including procurement, shipping, warranty returns and related services such as testing. We have the ability to purchase a significant portion of our telecommunications equipment from KGP under the agreement. The agreement is non-exclusive and has no minimum purchase requirements. The agreement also contains benchmarking and most-favored-customer provisions that enable us to receive pricing that is roughly equivalent to prices generally available to similarly situated customers in the telecommunications industry. The initial term of the agreement was until December 7, 2011, with the option to extend the agreement for up to three renewal terms of one year each. We may terminate the agreement for convenience at any time upon 180 days' notice to KGP.

  Agreements Relating to our Wireless Business

  Sprint Wireless Agreement

        We entered into a Private Label PCS Services Agreement with Sprint, dated as of May 8, 2009, by which we purchase wireless telephone and data services from Sprint and resell those services to our own end users under the Hawaiian Telcom® brand name. This agreement allows us to buy airtime from Sprint at wholesale rates that decline with volume. The agreement had an initial term of three years renewable for up to three additional one-year terms, and recently was renewed by us for a one-year term expiring in May 2014.

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

        The rates we charge our local telephone customers are based, in part, on a rate-of-return authorized by the HPUC on capital invested in our network. These authorized rates, as well as allowable investment and expenses, are subject to review and change by the HPUC at any time. If the HPUC orders us to reduce our rates, our revenues would be reduced and our earnings also could be reduced absent corresponding reductions in costs or growth in services.We cannot assure you that our rates will remain at their current levels. In connection with the HPUC Order approving the Plan of Reorganization, we agreed with the Division of Consumer Advocacy that we would not submit a rate case with a test year earlier than 2013, unless the HPUC determines that it would be in the public interest to waive this requirement. In addition, the HPUC order received in connection with the 2007 sale of our directories publishing business imposed a condition requiring the imputation of revenues. Specifically, a directory publishing revenue credit in the annual amount of $42.6 million per year must be added as regulated revenues into the calculation of Hawaiian Telcom, Inc.'s earnings from 2008 to 2022 in all future rate cases, alternative form of regulation proceedings, or other proceedings before the HPUC investigating Hawaiian Telcom, Inc.'s earnings or financial performance. Such conditions may adversely affect our ability to obtain rate increases in the future.

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

        Wireline Services.    As the ILEC, we face competition from resellers, local providers who lease UNEs from us, from facilities-based providers of local telephone services, and from providers of VoIP services.

        We have historically faced access line losses as a result of competition and substitution of traditional wireline services with wireless services. Access line losses have been faced by the industry as a whole, and we cannot assure you that access line losses will not continue in the future. In particular, the increasing penetration of high-speed Internet and VoIP could lead to further primary and secondary access line losses.

        Interconnection duties are governed, in part, by telecommunications rules and regulations related to the UNEs that must be provided. These rules and regulations remain subject to ongoing modifications. Our business is subject to extensive governmental regulation, and applicable legislation and regulations and changes to them could adversely affect our business. However, we received some regulatory relief in 2009 when the Hawaii State Legislature passed Act 180, which classified retail local exchange intrastate services as fully competitive. While HPUC approval and cost support filings are no longer required to establish or modify rates or to bundle service offerings, HPUC approval is required to raise the rate that existed for the retail service in the tariff at the time of implementation of Act 180. In addition, while cellular wireless services initially complemented traditional local exchange and long distance services, existing and emerging wireless and IP technologies are increasingly competitive with local exchange and, particularly, long distance services in some or all of our service areas.

        Internet Services.    We expect that the Internet access services business will continue to be highly competitive due to the absence of significant barriers to entry. We currently compete with a number of established online services companies, inter-exchange carriers and cable companies. Competition is particularly intense for broadband services.

        Advanced Communications and Network Services and Managed and Cloud-Based Services.    These advanced services businesses are highly competitive. Many non-traditional players have emerged in the business communications market, attracted by the absence of significant barriers to entry. Many of these non-traditional players are capable of focusing on highly specialized areas of the market.

        Next-Generation Television Service.    We launched our television service on the island of Oahu in July 2011. The market for television services in Hawaii is dominated by Oceanic. On the island of Oahu, approximately 93% of households on Oahu currently are customers of Oceanic's cable service. There is no assurance we will be able to compete successfully against Oceanic. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Oceanic's such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

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

If we experience an ownership change, it could have adverse tax consequences.

        We currently have a material amount of net operating loss ("NOL") carryforwards and so-called "built-in losses," all of which we intend to use in the future to reduce our federal and state taxable income. In the event that an "ownership change" were to occur with respect to our stock, it is possible that our ability to use our NOLs and built-in losses would become subject to an annual limitation. An ownership change could occur with respect to our stock merely as a result of one or more "5-percent shareholders" buying or selling our shares, even if no one person were to acquire a controlling percentage of our stock. Although we will monitor transfers of our stock in order to take additional action, if feasible, to avoid an ownership change, there can be no assurance that we will not suffer an ownership change with substantial adverse tax consequences.

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

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 112 owned (including part-owned) and approximately 58 leased real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers and servers used in our wireline business. See Item 1, "Business—Network Architecture and Technology." There are no material real estate properties relating to our wireless business. For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our Common Stock trades on The NASDAQ Stock Market under the symbol "HCOM". The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our New Common Stock for the period from January 1, 2011 through December 31, 2012:

	Market Price
2012	High	Low
First Quarter	$17.24	$13.40
Second Quarter	$20.81	$17.49
Third Quarter	$19.76	$17.16
Fourth Quarter	$19.96	$16.49
2011
First Quarter	$27.75	$20.75
Second Quarter	$29.96	$25.50
Third Quarter	$25.63	$13.94
Fourth Quarter	$15.40	$13.56

Holders

        As of March 1, 2013, there were 25 holders of record of our Common Stock and approximately 1,377 beneficial owners.

Dividends

        We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

        Securities authorized for issuance under equity compensation plans as of December 31, 2012 included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders*	363,566	—	866,629

Total	363,566	—	866,629

*
The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock-based awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Stockholder Return Performance Graph

        The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor's ("S&P") 500 Stock Index, and the NASDAQ Telecommunications Index for the period beginning December 21, 2010 (the date our Common Stock began trading) and ending December 31, 2012, assuming an initial investment of $100 with reinvestment of dividends. Beginning in 2012, we are using the NASDAQ Telecommunications Index as our published industry index rather than the Dow Jones U.S. Telecommunications Index that we used in prior years. We changed to the NASDAQ Telecommunications Index because that index has a more extensive membership and includes telecommunications companies that more closely match our market capitalization. We believe this provides a more representative average of the market performance of the companies in our industry versus the Dow Jones U.S. Telecommunications Index, which is based on the performance of 15 large capitalization telecommunications service providers. For this annual report, we have included both industry indices.

	12/21/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11	03/31/12	06/30/12	09/30/12	12/31/12
Hawaiian Telcom Holdco, Inc	100.00	153.42	143.84	141.10	76.38	84.38	94.47	106.90	97.15	106.85
S&P 500	100.00	100.29	106.22	106.33	91.58	102.40	115.29	112.12	119.24	118.79
Dow Jones U.S. Telecom	100.00	101.21	106.14	108.46	97.98	105.22	108.94	122.28	132.31	125.00
NASDAQ Telecom	100.00	100.70	100.29	95.56	80.37	89.45	100.80	84.89	91.71	94.51

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

Selected Financial Data (dollars in thousands, except per share amounts)

	Predecessor(1)			Successor(1)
	Year Ended December 31,				Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011			2009	2008
Statement of income data:
Operating revenues	$385,498	$395,156	$66,759	$334,686	$408,595	$447,755
Depreciation and amortization	70,908	63,806	9,723	136,661	164,376	160,278
Operating income (loss)	45,856	51,138	7,981	(42,902)	(56,794)	(51,422)
Interest expense	22,183	25,339	4,329	23,398	30,089	89,467
Benefit for income tax	(91,362)	(1,341)	—	(346)	(2,985)	(956)
Net income (loss)(2)	109,982	26,155	3,129	185,794	(130,734)	(158,647)
Earnings (loss) per common share—
Basic	$10.74	$2.58	$0.31	$434.10	$(305.45)	$(370.67)

Diluted	$10.32	$2.41	$0.30	$434.10	$(305.45)	$(370.67)

Statement of cash flow data—net cash provided by (used in):
Operating activities	$86,460	$79,219	$12,921	$48,909	$95,112	$61,664
Investing activities	(85,310)	(77,992)	(21,235)	(57,659)	(87,537)	199,414
Financing activities	(16,220)	(811)	—	2,161	—	(180,875)
Balance Sheet data (as of end of period):
Cash and cash equivalents	$66,993	$82,063	$81,647	$94,138	$96,550	$88,975
Property, plant and equipment, net	507,197	482,371	459,781	670,714	711,265	744,277
Total assets	785,092	661,772	646,036	1,103,969	1,183,677	1,273,078
Long-term debt(3)	295,410	300,000	300,000	1,097,369	1,085,797	1,074,500
Stockholders' equity (deficiency)	276,860	136,196	178,792	(262,796)	(180,264)	(72,516)

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

(3)
Long-term debt included debt classified as liabilities subject to compromise.

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

Chapter 11 Reorganization

        On December 1, 2008, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and on October 28, 2010, the Company emerged from Chapter 11. For further information regarding these petitions, see Note 22 to the consolidated financial statements.

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

Wavecom Solutions Corporation Acquisition

        On December 31, 2012, we completed our acquisition of Wavecom Solutions Corporation ("Wavecom") for $8.3 million in cash, net of cash acquired and final purchase price adjustments. Wavecom provides telecommunication services in the State of Hawaii which are complementary to our operations. Because the acquisition occurred on December 31, 2012, the financial results of Wavecom had no impact on our consolidated statement of income for the year ended December 31, 2012.

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

        Network Access Services—We receive revenue for access to our network for wholesale carrier data, business customer data including Dedicated Internet Access, switched carrier access and subscriber line charges imposed on end users. Switched carrier access revenue compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.

        Long Distance Services—We receive revenue from providing long distance services to our customers.

        High-Speed Internet ("HSI") Services—We provide HSI to our residential and business customers.

        Video Services—Our video services marketed as Hawaiian Telcom TV is an advanced entertainment service offered to customers in select areas.

        Equipment and Managed Services—We provide installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

Wireless

        We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

        As discussed above, we emerged from chapter 11 and adopted fresh-start reporting on October 31, 2010. References to "Predecessor" refer to the Company prior to and on October 31, 2010. References to "Successor" refer to the Company after October 31, 2010 after giving effect to the plan of reorganization and application of fresh-start reporting. As a result of the application of fresh-start reporting, the Successor's financial statements are not comparable with the Predecessor's financial statements. However, for purposes of the discussion of the results of operations, the combined ten months ended October 31, 2010 and two months ended December 31, 2010 have been compared to the year ended December 31, 2011. We believe this combined information is useful to the readers of this Annual Report in understanding changes in our results of operations. Significant changes in operating results for the Successor, as compared to Predecessor periods, relate primarily to depreciation and amortization because of changes in the basis of long-lived assets, and changes in interest expense with a new borrowing facility in place. In this discussion, we will disclose the fresh-start and other impacts on our results of operations that vary from historical Predecessor periods to aid in the understanding of our financial performance.

Operating Revenues

        The following tables summarize our volume information as of December 31, 2012, 2011 and 2010, and our operating revenues for the years ended December 31, 2012, 2011 and 2010. The volume information excludes customers of Wavecom. As we acquired this subsidiary on December 31, 2012 no revenue was reflected in our 2012 results of operations. Hence, its volume information is not meaningful in analyzing our 2012 performance.

 Volume Information

	December 31,			2012 vs. 2011 Change		2011 vs. 2010 Change
	2012	2011	2010	Number	Percentage	Number	Percentage
Voice access lines
Residential	203,330	223,009	241,506	(19,679)	(8.8)%	(18,497)	(7.7)%
Business	185,142	189,035	194,890	(3,893)	(2.1)%	(5,855)	(3.0)%
Public	4,405	4,623	4,791	(218)	(4.7)%	(168)	(3.5)%

	392,877	416,667	441,187	(23,790)	(5.7)%	(24,520)	(5.6)%

High-Speed Internet lines
Residential	88,016	84,634	81,770	3,382	4.0%	2,864	3.5%
Business	18,575	17,442	16,728	1,133	6.5%	714	4.3%
Wholesale	1,020	1,156	1,206	(136)	(11.8)%	(50)	(4.1)%

	107,611	103,232	99,704	4,379	4.2%	3,528	3.5%

Long distance lines
Residential	126,551	136,921	147,983	(10,370)	(7.6)%	(11,062)	(7.5)%
Business	74,781	76,160	79,323	(1,379)	(1.8)%	(3,163)	(4.0)%

	201,332	213,081	227,306	(11,749)	(5.5)%	(14,225)	(6.3)%

Video
Subscribers	9,829	1,620	—	8,209	506.7%	1,620	NA

Homes Enabled	65,000	27,400	—	37,600	137.2%	27,400	NA

2012 compared to 2011

Operating Revenues (dollars in thousands)

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Wireline Services
Local voice services	$141,352	$146,921	$(5,569)	(3.8)%
Network access services
Business data	18,946	18,133	813	4.5%
Wholesale carrier data	63,192	64,589	(1,397)	(2.2)%
Subscriber line access charge	38,885	39,857	(972)	(2.4)%
Switched carrier access	8,883	9,833	(950)	(9.7)%

	129,906	132,412	(2,506)	(1.9)%

Long distance services	27,959	31,945	(3,986)	(12.5)%
High-Speed Internet	36,323	35,426	897	2.5%
Video	4,883	269	4,614	NA
Equipment and managed services	31,418	33,274	(1,856)	(5.6)%
Other	10,321	10,638	(317)	(3.0)%

	382,162	390,885	(8,723)	(2.2)%
Wireless	3,336	4,271	(935)	(21.9)%

	$385,498	$395,156	$(9,658)	(2.4)%

Channel
Business	$163,923	$168,262	$(4,339)	(2.6)%
Consumer	137,765	137,563	202	0.1%
Wholesale	71,673	74,422	(2,749)	(3.7)%
Other	12,137	14,909	(2,772)	(18.6)%

	$385,498	$395,156	$(9,658)	(2.4)%

        The operating revenue information above for 2012 includes additional detail not previously provided including components of network access revenue, video revenue, and equipment and managed services revenue. These changes were made to provide additional insight into our operations and to reflect the strategic emphasis on potential growth products such as business data and video. Certain reclassifications were made to the 2011 information to conform to the 2012 presentation. To provide further insight, we have provided revenue information by channel as well.

        The decrease in local services revenues was caused primarily by the decline in voice access lines of 5.7% ($8.4 million of the decline in revenue). Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Residential customers are increasingly using wireless services in place of traditional wireline phone service as well as moving local voice service to VoIP technology offered by competitors. Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing. Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

        Network access services revenue for the year ended December 31, 2012 decreased as compared to the prior year because certain wireless carriers disconnected lower bandwidth circuits replaced with new more efficient higher bandwidth circuits resulting in a reduction in wholesale carrier data revenue for the year. We anticipate the data volume and related revenue will increase in future periods as wireless carriers deploy their enhanced wireless networks. In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges. These reductions were partially offset by growth in business data revenue.

        The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

        HSI revenues increased when compared to the prior year primarily because an approximate 4.2% growth in our HSI subscribers ($1.5 million of the increase in revenue). We are continuing to focus on upgrading our network to expand the reach of our higher bandwidth premium services.

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

        Equipment and managed services sales have decreased because of less sales and installations of customer premise equipment for certain large government customers in 2012. Revenue from equipment sales varies from period to period based on the volume of large installation projects. The volume of such projects in future periods is uncertain.

        Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

2011 compared to 2010

Operating Revenues (dollars in thousands)

	Successor	Combined	Successor	Predecessor
					Year-over-Year Change
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
					Amount	Percentage

Wireline Services
Local voice services	$146,921	$155,982	$25,004	$130,978	$(9,061)	(5.8)%
Network access services
Business data	18,133	16,513	2,908	13,605	1,620	9.8%
Wholesale carrier data	64,589	62,081	11,251	50,830	2,508	4.0%
Subscriber line access charge	39,857	41,734	6,671	35,063	(1,877)	(4.5)%
Switched carrier access	9,833	11,052	1,710	9,342	(1,219)	(11.0)%

	132,412	131,380	22,540	108,840	1,032	0.8%

Long distance services	31,945	34,694	5,539	29,155	(2,749)	(7.9)%
High-Speed Internet	35,426	34,302	5,949	28,353	1,124	3.3%
Video	269	—	—	—	269	NA
Equipment and managed services	33,274	28,095	4,938	23,157	5,179	18.4%
Other	10,638	12,257	2,018	10,239	(1,619)	(13.2)%

	390,885	396,710	65,988	330,722	(5,825)	(1.5)%
Wireless	4,271	4,735	771	3,964	(464)	(9.8)%

	$395,156	$401,445	$66,759	$334,686	$(6,289)	(1.6)%

Channel
Business	$168,262	$165,884	$27,483	$138,401	$2,378	1.4%
Consumer	137,563	145,436	23,526	121,910	(7,873)	(5.4)%
Wholesale	74,422	73,133	12,961	60,172	1,289	1.8%
Other	14,909	16,992	2,789	14,203	(2,083)	(12.3)%

	$395,156	$401,445	$66,759	$334,686	$(6,289)	(1.6)%

        The decrease in local services revenues was caused primarily by the decline in voice access lines of 5.6% ($8.7 million of the decline in revenue). The decline in voice access lines from 2010 to 2011 was caused by the same factors discussed previously for the decline from 2011 to 2012.

        Network access services revenue for the year ended December 31, 2011 was comparable to the same period in the prior year as increased revenue related to the demand for data services of $4.2 million was offset by the revenue impact of the decline in voice access lines.

        The decrease in long distance revenue was primarily because of the decline in long distance lines.

        HSI revenues increased when compared to the prior year primarily because an approximate 3.5% growth in our HSI subscribers ($1.2 million of the increase in revenue).

        Equipment and managed services sales increased as compared to the prior year because of more sales and installations of customer premise equipment for certain large government customers in 2011.

        Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

2012 compared to 2011

        The following table summarizes our costs and expenses for 2012 compared to the costs and expenses for 2011 (dollars in thousands):

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$160,226	$159,822	$404	0.3%
Selling, general and administrative expenses	108,508	120,390	(11,882)	-9.9%
Depreciation and amortization	70,908	63,806	7,102	11.1%

	$339,642	$344,018	$(4,376)	-1.3%

        The Company's total headcount as of December 31, 2012 was 1,392 (includes 39 Wavecom employees added on December 31, 2012) compared to 1,309 as of December 31, 2011. Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

        Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products. The costs for the year ended December 31, 2012 were comparable to the prior year.

        Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The decrease in such expenses was primarily because of reduced labor costs of $8.9 million on lower average headcount and reduced pension costs. In addition, there was a decline in bad debt expense of $2.2 million primarily because of the settlement of balances due from Wavecom Solutions Corporation as described in Note 3 to the consolidated financial statements.

        Depreciation and amortization increased because of new property additions placed into service.

2011 compared to 2010

        The following table summarizes our costs and expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 (dollars in thousands).

	Successor	Combined	Successor	Predecessor
					Year-over-Year Change
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
					Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$159,822	$162,231	$27,117	$135,114	$(2,409)	(1.5)%
Selling, general and administrative expenses	120,390	127,751	21,938	105,813	(7,361)	(5.8)%
Depreciation and amortization	63,806	146,384	9,723	136,661	(82,578)	(56.4)%

	$344,018	$436,366	$58,778	$377,588	$(92,348)	(21.2)%

        The Company's total headcount as of December 31, 2011 was 1,309 compared to 1,431 as of December 31, 2010.

        The cost of revenues for the year ended December 31, 2011 decreased $6.6 million due to a decline in wages and employee benefit costs on lower headcount and pension costs offset by higher electricity costs of $4.4 million on higher electricity rates.

        Selling, general and administrative expenses for the year ended December 31, 2011 decreased because of more favorable rates on information technology outsourcing for a benefit of $6.2 million and a decline in bad debt expense of $2.6 million with improved collection efforts and bad debt recovery. The decrease was offset by a $2.0 million increase in stock compensation expense and $1.8 million in restructuring charges.

        Depreciation and amortization decreased because of the new lower basis assigned to our long-lived assets in fresh-start accounting.

Other Income and (Expense)

2012 compared to 2011

        The following table summarizes other income (expense) for the years ended December 31, 2012 and 2011 (dollars in thousands).

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Interest expense	$(22,183)	$(25,339)	$3,156	-12.5%
Loss on early extinguishment of debt	(5,112)	—	(5,112)	NA
Interest income and other	59	65	(6)	-9.2%

	$(27,236)	$(25,274)	$(1,962)	7.8%

        Interest expense decreased primarily because of the lower interest rates on the refinanced debt.

        In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

2011 compared to 2010

        The following table summarizes other income (expense) for the years ended December 31, 2011 and 2010 (dollars in thousands).

	Successor	Combined	Successor	Predecessor
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010	Year-over-Year Change
					Amount	Percentage

Interest expense	$(25,339)	$(27,727)	$(4,329)	$(23,398)	$2,388	(8.6)%
Interest income and other	65	90	16	74	(25)	(27.8)%

	$(25,274)	$(27,637)	$(4,313)	$(23,324)	$2,363	(8.6)%

        Interest expense decreased primarily because the Company was no longer accruing paid-in-kind interest on debt in conjunction with the Chapter 11 proceeding.

Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Company's Chapter 11 filing and are presented separately in our consolidated statements of income. Such (income) and expense items consisted of the following (dollars in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
Professional fees	$1,050	$539	$10,586
Effects of the plan of reorganization	—	—	(708,590)
Fresh-start valuation of assets and liabilities	—	—	445,796
Other	—	—	534

	$1,050	$539	$(251,674)

        The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

        Reorganization professional fees declined as the activity related to the Chapter 11 reorganization diminished.

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

Income Tax Benefit

        The income tax benefit differs from amounts determined by applying the statutory federal income tax rate of 34% to the income or loss before income taxes primarily because of changes in the valuation allowance previously established for the recovery of deferred income tax assets.

        As of December 31, 2011, we had maintained a full valuation allowance over our net deferred income tax assets. This situation resulted from our having a short history as a new entity (post Chapter 11). From emergence in 2010 through 2012, we have generated earnings in all periods. As a result of our continued positive annual earnings, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that we will realize our deferred income tax assets, and therefore, we released our valuation allowance as of December 31, 2012. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of our deferred income tax assets.

Liquidity and Capital Resources

        As of December 31, 2012, we had cash of $67.0 million. From an ongoing operating perspective, our cash requirements going into 2013 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

        We have continued to take actions to conserve cash and improve liquidity. Efforts have also been taken to generate further operating efficiencies and focus on expense management. We have focused on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities. There can be no assurance that these additional actions will result in improved overall cash flow. We continue to have sizable retirement obligations for our existing employee base. Any sustained declines in the value of pension trust assets or higher levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

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

Cash Flows

        Our primary source of funds continues to be cash generated from operations. We use the net cash generated from operations to fund network expansion and modernization. We expect that our capital spending requirements will continue to be financed through internally generated funds. We also expect to use cash generated in future periods for debt service. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility. Available cash and borrowing capacity is expected to be sufficient to fund cash requirements for the next twelve months.

        Net cash provided by operations amounted to $86.5 million for 2012. Net cash provided by operations amounted to $79.2 million for 2011. Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities such as pension obligations. Our results of operations were discussed above. The increase in cash provided by operations was because of improved management of working capital. Pension plan contributions amounted to $14.2 million and $17.0 million for the years ended December 31, 2012 and 2011, respectively. We typically generate positive cash flow from operations and expect to do so in 2013. We anticipate using the cash generated by operations for capital expenditures and for required debt payments.

        Cash used in investing activities was comprised of $85.3 million and $78.0 million for the year ended December 31, 2012 and 2011, respectively. Investing activities for the year ended December 31, 2012 included the acquisition of Wavecom for $8.3 million net of cash acquired and final purchase price adjustments. The level of capital expenditures for 2013 is expected to be comparable to 2012 as we invest in our network and systems to support new product introductions and enable next-generation technologies.

        Cash used in financing activities for the year ended December 31, 2012 was related primarily to the refinancing of our debt. Cash used in financing activities for the year ended December 31, 2011 amounted to $0.8 million and was comprised primarily of payments on a capital lease of $0.6 million and revolving loan refinancing costs of $0.3 million.

Outstanding Debt and Financing Arrangements

        As of December 31, 2012, we had outstanding $299.2 million in aggregate long-term debt and an undrawn $30.0 million revolving line of credit.

        Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2012: interest coverage with maximum allowed ratio of 4.25:1 of earnings before interest, taxes, depreciation and amortization to interest expense; leverage with maximum allowed ratio of 3.00:1 of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2012.

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

Contractual Obligations

        The following table sets forth our long-term debt and contractual obligations for the next several years. Pension funding obligations are based on known funding. Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

	2013	2014 to 2015	2016 and 2017	2018 and Thereafter	Total
Term loan facility(1)	$3,000	$6,000	$290,250	$—	$299,250
Debt interest(2)	20,869	41,108	23,489	—	85,466
Pension funding obligations(3)	12,123	—	—	—	12,123
Operating leases	1,824	3,109	2,333	9,943	17,209
Supplier contracts	12,850	6,850	—	—	19,700

Total	$50,666	$57,067	$316,072	$9,943	$433,748

(1)
Existing debt at December 31, 2012.

(2)
Computed based on debt outstanding and the interest rate in effect at December 31, 2012 for the contractual term.

(3)
Represents pension funding expected for 2013. Additional funding will be required in future years.

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

Indefinite-Lived Intangible Assets

        Intangible assets not subject to amortization are tested for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on the present value of an expected range of future cash flows. For the brand name intangible asset, future cash flows were estimated using a relief of royalty method using an assumed royalty rate for the brand name asset of one percent applied to projected revenues. The expected range of future cash flows is based on internal forecasts developed utilizing management's knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all). Significant assumptions which are reasonably possible of changing in future periods relate to projection of future cash flows generated by the indefinite-lived intangible assets which are dependent on projections of company-wide revenues in future periods and the discount rate used to calculate the present values of cash flows based on the estimated weighted average cost of capital. As of December 31, 2012, the fair value of the trade name intangible assets exceeded the carrying value by approximately ten percent.

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

        The estimated return on plan assets was based on historical trends combined with long-term expectations. In selecting the rate of return on plan assets for purposes of determining net periodic benefit cost, we considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), and the plans' asset allocations. While primary emphasis was on the economic forecasts of long-term returns, consideration was given to the past performance of the plans' assets. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences. Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs. The method for selecting the expected return on plan assets did not change from prior periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2012, our floating rate obligations consisted of $299.2 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2012 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Hawaiian Telcom Holdco, Inc. Consolidated Financial Statements
Management's Annual Report on Internal Control over Financial Reporting	45
Report of Independent Registered Public Accounting Firm—Consolidated Financial Statements	46
Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting	47
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011, for the Period from November 1 to December 31, 2010 and for the Period from January 1 to October 31, 2010	48
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011, for the Period from November 1 to December 31, 2010 and for the Period from January 1 to October 31, 2010	49
Consolidated Balance Sheets as of December 31, 2012 and 2011	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, for the Period from November 1 to December 31, 2010 and for the Period from January 1 to October 31, 2010	51
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Years Ended December 31, 2012 and 2011, for the Period from November 1 to December 31, 2010 and for the Period from January 1 to October 31, 2010	52
Notes to Consolidated Financial Statements	54

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2012.

        The Company's independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company's internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K and begins on the following page.

/s/ ERIC K. YEAMAN Eric K. Yeaman Chief Executive Officer March 13, 2013	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2012 and 2011, for the two months ended December 31, 2010 (Successor Company operations) and for the ten months ended October 31, 2010 (Predecessor Company operations). Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 22 to the consolidated financial statements, on December 30, 2009, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 28, 2010. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 23 to the consolidated financial statements.

        In our opinion, the Successor Company's consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the two months ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the ten months ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 13, 2013

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2012 and 2011, for the two months ended December 31, 2010 (Successor Company operations) and for the ten months ended October 31, 2010 (Predecessor Company operations) of the Company and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 13, 2013

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Successor
				Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011

Operating revenues	$385,498	$395,156	$66,759	$334,686

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	160,226	159,822	27,117	135,114
Selling, general and administrative	108,508	120,390	21,938	105,813
Depreciation and amortization	70,908	63,806	9,723	136,661

Total operating expenses	339,642	344,018	58,778	377,588

Operating income (loss)	45,856	51,138	7,981	(42,902)

Other income (expense):
Interest expense (contractual interest was $62,642 for the period from January 1 to October 31, 2010)	(22,183)	(25,339)	(4,329)	(23,398)
Loss on early extinguishment of debt	(5,112)	—	—	—
Interest income and other	59	65	16	74

Total other expense	(27,236)	(25,274)	(4,313)	(23,324)

Income (loss) before reorganization items and income tax benefit	18,620	25,864	3,668	(66,226)
Reorganization items—(income) expense	—	1,050	539	(251,674)

Income before income tax benefit	18,620	24,814	3,129	185,448
Income tax benefit	(91,362)	(1,341)	—	(346)

Net income	$109,982	$26,155	$3,129	$185,794

Net income per common share—
Basic	$10.74	$2.58	$0.31	$434.10

Diluted	$10.32	$2.41	$0.30	$434.10

Weighted average shares used to compute net income per common share—
Basic	10,242,573	10,147,561	10,135,063	428,000

Diluted	10,660,647	10,843,542	10,302,542	428,000

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Successor			Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Net income	$109,982	$26,155	$3,129	$185,794

Other comprehensive income (loss), net of tax— Unrealized holding gains (losses) arising during period	(3)	(17)	(16)	6
Gain on cash flow heding derivatives	—	—	—	416
Retirement plan gain (loss)	11,490	(70,894)	13,409	(6,017)
Net tax benefit on other comprehensive income	17,581	—	—	—

Other comprehensive income (loss), net of tax—	29,068	(70,911)	13,393	(5,595)

Comprehensive income (loss)	$139,050	$(44,756)	$16,522	$180,199

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$66,993	$82,063
Receivables, net	34,082	37,712
Material and supplies	11,352	8,190
Prepaid expenses	5,161	4,107
Deferred income taxes, current	5,727	—
Other current assets	2,181	2,127

Total current assets	125,496	134,199
Property, plant and equipment, net	507,197	482,371
Intangible assets, net	39,075	40,745
Goodwill	1,569	—
Deferred income taxes	102,680	—
Other assets	9,075	4,457

Total assets	$785,092	$661,772

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$3,000	$2,600
Accounts payable	36,351	24,785
Accrued expenses	20,537	23,811
Advance billings and customer deposits	15,185	14,672
Other current liabilities	3,961	3,649

Total current liabilities	79,034	69,517
Long-term debt	292,410	297,400
Employee benefit obligations	132,004	155,428
Other liabilities	4,784	3,231

Total liabilities	508,232	525,576

Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,291,897 and 10,190,526 shares issued and outstanding at December 31, 2012 and 2011, respectively	103	102
Additional paid-in capital	165,941	164,328
Accumulated other comprehensive loss	(28,450)	(57,518)
Retained earnings	139,266	29,284

Total stockholders' equity	276,860	136,196

Total liabilities and stockholders' equity	$785,092	$661,772

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor
				Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Cash flows from operating activities:
Net income	$109,982	$26,155	$3,129	$185,794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	70,908	63,806	9,723	136,661
Employee retirement benefits	(11,933)	(9,920)	1,463	(13,366)
Stock based compensation	1,872	2,135	109	65
Provision for uncollectibles	716	2,940	674	4,851
Deferred income taxes	(90,827)	—	—	—
Loss on early extinguishment of debt	5,112	—	—	—
Interest cost added to loan principal	—	—	—	11,573
Reorganization items	—	1,050	539	(251,674)
Changes in operating assets and liabilities:
Receivables	(724)	(2,930)	840	(2,961)
Material and supplies	(3,161)	240	(2,936)	(1,624)
Prepaid expenses and other current assets	(1,109)	4,039	4,626	(4,925)
Accounts payable and accrued expenses	3,255	(6,058)	(1,615)	(1,158)
Advance billings and customer deposits	424	(276)	(714)	1,708
Other current liabilities	269	1,421	174	413
Other, net	1,676	(990)	(26)	1,410

Net cash provided by operating activities before reorganization items	86,460	81,612	15,986	66,767
Operating cash flows used by reorganization items	—	(2,393)	(3,065)	(17,858)

Net cash provided by operating activities	86,460	79,219	12,921	48,909

Cash flows from investing activities:
Capital expenditures	(77,713)	(77,992)	(21,235)	(57,659)
Acquisition of Wavecom, net of cash acquired	(8,343)	—	—	—
Proceeds on sale of investments	746	—	—	—

Net cash used in investing activities	(85,310)	(77,992)	(21,235)	(57,659)

Cash flows from financing activities:
Repayment of debt including premium	(306,750)	—	—	—
Proceeds from borrowing	295,500	—	—	—
Loan refinancing costs	(4,130)	—	—	—
Proceeds from stock issuance	—	49	—	2,161
Repayments of capital lease	(582)	(582)	—	—
Revolving loan refinancing costs	—	(253)	—	—
Taxes paid related to net share settlement on equity awards	(258)	(25)	—	—

Net cash provided by (used in) financing activities	(16,220)	(811)	—	2,161

Net change in cash and cash equivalents	(15,070)	416	(8,314)	(6,589)
Cash and cash equivalents, beginning of period	82,063	81,647	89,961	96,550

Cash and cash equivalents, end of period	$66,993	$82,063	$81,647	$89,961

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital
	Shares	Amount
Balance, January 1, 2010 (Predecessor)	428,000	$4	$428,993	$(33,191)	$(576,070)	$(180,264)
Stock based compensation	—	—	65	—	—	65
For the period January 1 to October 31, 2010:
Net income	—	—	—	—	185,794	185,794
Other comprehensive loss, net of tax	—	—	—	(5,595)	—	(5,595)

Balance, October 31, 2010 (Predecessor)	428,000	4	429,058	(38,786)	(390,276)	—
Cancellation of Predecessor common stock	(428,000)	(4)	4	—	—	—
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	(429,062)	38,786	390,276	—
Issuance of new equity interests in connection with emergence from Chapter 11	10,000,000	100	159,900	—	—	160,000
Sale of common stock	135,063	1	2,160	—	—	2,161

Balance, November 1, 2010 (Successor)	10,135,063	$101	$162,060	$—	$—	$162,161

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) (Continued)

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficiency)
			Additional Paid-In Capital
	Shares	Amount
Balance, November 1, 2010 (Successor)	10,135,063	$101	$162,060	$—	$—	$162,161
Stock based compensation	—	—	109	—	—	109
For the period November 1 to December 31, 2010:
Net income	—	—	—	—	3,129	3,129
Other comprehensive income, net of tax	—	—	—	13,393	—	13,393

Balance, December 31, 2010 (Successor)	10,135,063	101	162,169	13,393	3,129	178,792
Stock based compensation	—	—	2,135	—	—	2,135
Sale of stock under warrant agreements	4,021	—	49	—	—	49
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	51,442	1	(25)	—	—	(24)
For the year ended December 31, 2011:
Net income	—	—	—	—	26,155	26,155
Other comprehensive loss, net of tax	—	—	—	(70,911)	—	(70,911)

Balance, December 31, 2011 (Successor)	10,190,526	102	164,328	(57,518)	29,284	136,196
Stock based compensation	—	—	1,872	—	—	1,872
Sale of stock under warrant agreements	17	—	—	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	101,354	1	(259)	—	—	(258)
For the year ended December 31, 2012:
Net income	—	—	—	—	109,982	109,982
Other comprehensive income, net of tax	—	—	—	29,068	—	29,068

Balance, December 31, 2012 (Successor)	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

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

        As a result of the adoption of fresh-start reporting, the financial statements before and on October 31, 2010 are not comparable to the financial statements for the period after October 31, 2010. References to "Successor" refer to the Company after October 31, 2010 after giving effect to the adoption of fresh-start reporting. References to "Predecessor" refer to the Company prior to and on October 31, 2010. See Notes 22 and 23 for further details.

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

Taxes Collected from Customers

        The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company's reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and HPUC fees. Such taxes and fees amounted to $7.2 million for the year ended December 31, 2012, $6.8 million for the year ended December 31, 2011, $1.1 million for the period from November 1, 2010 to December 31, 2010 and $5.2 million for the period from January 1 to October 31, 2010.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2012 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

        Accounts payable included $7.4 million and $4.0 million at December 31, 2012 and 2011, respectively, for additions to property, plant and equipment.

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

Property and Depreciation

        Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets recognized in conjunction with the Company's fresh-start accounting in October 2010 (see Note 23) are as follows: buildings—18 years; cable and wire—11 years; switching and circuit equipment—3 years; and other property—2 to 4 years. The average economic lives utilized by the Predecessor for assets acquired in conjunction with the acquisition of the Company in May 2005 were as follows: buildings—34 years; cable and wire—5 to 20 years; switching and circuit equipment—1 to 15 years; and other property—1 to 20 years. The average economic lives for all other assets (i.e., primarily new additions) are as follows: building—34 years; cable and wire—11 to 37 years; switching and circuit equipment—6 to 15 years; and other property—5 to 17 years.

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

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. Impairment occurs when the fair value of the asset is less than the carrying value. The Company performs its annual impairment test during the fourth quarter, primarily using a discounted cash flow methodology. Intangible assets with definite lives, including the value assigned to the customer base, are being amortized over the remaining estimated lives. For customer relationship intangibles, amortization is calculated using a declining balance method in relation to estimated retention lives of acquired customers.

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

Debt Issuance

        Deferred financing costs, included in other assets on the consolidated balance sheet and original issue discount are amortized over the term of the related debt issuance using the effective interest method.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of income.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expense amounted to $4.2 million for the year ended December 31, 2012, $4.4 million for the year ended December 31, 2011, $1.0 million for the period from November 1 to December 31, 2010 and $4.4 million for the period January 1 to October 31, 2010.

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

	For the Year Ended December 31,
			Period from November 1 to December 31, 2010
	2012	2011
Basic earnings per share—weighted average shares	10,242,573	10,147,561	10,135,063
Effect of dilutive securities:
Employee and director restricted stock units	112,510	145,429	50,554
Warrants	305,564	550,552	116,925

Diluted earnings per share—weighted average shares	10,660,647	10,843,542	10,302,542

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 7,511 shares of common stock for the year ended December 31, 2012. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company's common stock for the period presented. Therefore, the effect would be anti-dilutive. For the year ended December 31, 2011 and the period from November 1 to December 31, 2010, the restricted stock units excluded as they were antidilutive were not significant.

3. Wavecom Solutions Corporation Acquisition

        On December 31, 2012, the Company completed its acquisition of Wavecom Solutions Corporation ("Wavecom") for $8.3 million in cash, net of cash acquired and final purchase price adjustments. Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company's operations. Transaction costs amounted to $0.8 million, were primarily professional fees and were recognized as general and administrative expenses as incurred.

        The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values, and the estimates and assumptions are subject to change within the measurement period, which is one year from the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the assets acquired and the liabilities assumed (dollars in thousands):

Assets—
Property and equipment	$11,898
Intangible assets	1,060
Goodwill	1,569
Other assets	1,663

16,190

Liabilities—
Current liabilities	2,360
Payable from Wavecom to the Company	4,037
Non-current liabilities	1,450

7,847

Net acquisition price	$8,343

        The Company has a receivable from Wavecom equal to the amount of the payable from Wavecom to the Company. These intercompany balances are now eliminated in the consolidated financial statements of the Company. The Company had previously recognized an allowance reducing the carrying value of the receivable to zero because of concerns regarding collectability. With the acquisition of Wavecom and effective settlement of the balance due, the Company has recognized a gross settlement gain of $4.0 million for its pre-existing relationship with Wavecom. The Company estimates the net impact the settlement gain offset by bad debt expense on Wavecom balances resulted in a net credit of $2.5 million to selling, general and administrative expenses in the consolidated financial statements for the year ended December 31, 2012.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Wavecom Solutions Corporation Acquisition (Continued)

        Because the acquisition occurred on December 31, 2012, the financial results of Wavecom had no impact on the Company's consolidated statement of income for the year ended December 31, 2012.

        The fair value of property, plant and equipment was based on the highest and best use of the specific properties. To determine fair value the Company considered and applied primarily the cost approach. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices with adjustments to the value for physical deterioration, functional obsolescence and economic obsolescence. The fair value of intangible assets including the brand name and customer relationship intangibles were based on discounted cash flows from projections of results for Wavecom's operations.

        The goodwill recognized is attributed to the anticipated synergies to be achieved by combining the operations of the Company and Wavecom. All of the goodwill is deductible for income tax reporting purposes and is attributed to the wireline segment.

Supplemental Unaudited Pro Forma Information

        The following unaudited pro forma results of operations are provided for the years ended December 31, 2012 and 2011 as if the acquisition of Wavecom occurred on January 1, 2011. The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Wavecom. Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the year ended December 31, 2012 to the year ended December 31, 2011.

        These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any costs savings or synergies that resulted, or will result, from the acquisition or any estimated costs the will be incurred to integrate Wavecom. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions as well as other factors.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Wavecom Solutions Corporation Acquisition (Continued)

        The pro forma results are as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Revenues	$394,159	$408,714
Expenses	351,694	359,662

Operating income	42,465	49,052
Other income (expense)	(27,703)	(25,399)

Income before reorganization items and income tax benefit	14,762	23,653
Reorganization items	—	1,050

Income before income tax benefit	14,762	22,603
Income tax benefit	(91,362)	(1,341)

Net income	$106,124	$23,944

4. Receivables

        Receivables consisted of the following (dollars in thousands):

	December 31,
	2012	2011
Customers and other	$36,713	$40,636
Allowance for doubtful accounts	(2,631)	(2,924)

	$34,082	$37,712

        The Company grants credit to customers in the normal course of business. At December 31, 2012 and 2011, the Company did not have customer balances representing more than 10% of total receivables. During the years ended December 31, 2012 and 2011, the period November 1 to December 31, 2010 and the period January 1 to October 31, 2010, the Company had no customers that represented more than 10% of total revenues.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Receivables (Continued)

        The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

	Beginning Balance	Additional Charges to Costs and Expenses	Recoveries to (Deductions from) Allowance	Ending Balance
Successor
January 1 to December 31, 2012	$2,924	$716	$(1,009)	$2,631
January 1 to December 31, 2011	802	2,940	(818)	2,924
November 1 to December 31, 2010	—	674	128	802
Predecessor
January 1 to October 31, 2010	$13,000	$4,851	$(5,407)	$12,444

        In the summary above, the additional charges to costs and expenses for the year ended December 31, 2012 is net of a $4.0 million settlement gain relating to the preexisting relationship with Wavecom. In the second quarter of 2011, the Company recovered $2.5 million on two large receivable balances previously assumed to be uncollectible.

5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2012	2011
Land	$73,227	$72,909
Buildings	103,104	95,521
Central office equipment	124,482	93,638
Outside communications plant	244,770	203,080
Furniture, vehicles and other work equipment	33,663	21,662
Construction in progress	20,683	35,574
Software	34,597	22,361
Other	4,817	4,093

	639,343	548,838
Less accumulated depreciation and amortization	132,146	66,467

Total property, plant and equipment, net	$507,197	$482,371

        Depreciation expense amounted to $68.2 million for the year ended December 31, 2012, $61.2 million for the year ended December 31, 2011, $8.7 million for the period from November 1 to December 31, 2010 and $103.1 million for the period from January 1 to October 31, 2010.

        In January 2013, the Company entered into an agreement to sell most of its radio towers for $3.6 million. The agreement includes a leaseback by the Company for a minimum period of 10 years to allow it to continue to use the towers for its radio equipment. The sale is subject to due diligence by the buyer and approval by the HPUC.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property, Plant and Equipment (Continued)

        In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company's operations for $13.7 million. This sale is also subject to due diligence by the buyer and approval by the HPUC.

6. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$17,850	$6,285	$11,565	$17,000	$3,555	$13,445
Trade name and other	210	—	210	—	—	—

	18,060	6,285	11,775	17,000	3,555	13,445

Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300

	27,300	—	27,300	27,300	—	27,300

	$45,360	$6,285	$39,075	$44,300	$3,555	$40,745

        During the year ended December 31, 2012, the Company recognized customer relationship intangibles amounting to $0.9 million and other intangibles amounting to $0.2 million related to the acquisition of Wavecom. The estimated useful life of the customer relationship intangible assets acquired was six years. The existing customer relationship intangibles have a useful life of 10 years. The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. The Company uses an accelerated amortization method reflecting the rate of expected customer attrition.

        Amortization expense amounted to $2.7 million for the year ended December 31 2012, $2.6 million for the year ended December 31, 2011, $1.0 million for the period from November 1 to December 31, 2010 and $33.6 million for the period from January 1 to October 31, 2010. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2013	$2,774
2014	2,354
2015	1,995
2016	1,635
2017	1,278
Thereafter	1,739

$11,775

        In conjunction with the acquisition of Wavecom, the Company recognized goodwill amounting to $1.6 million for the wireline segment.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Accrued Expenses

        Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2012	2011
Salaries and benefits	$15,642	$17,519
Interest	3,607	4,875
Other taxes	1,288	1,417

	$20,537	$23,811

8. Long-Term Debt

        Long-Term debt consists of the following (dollars in thousands):

	Interest Rate at December 31, 2012		December 31,
		Final Maturity	2012	2011
Term loan	7.00%	February 28, 2017	$299,250	$—
Term loan repaid	NA	NA	—	300,000
Original issue discount			(3,840)	—

			295,410	300,000
Current			3,000	2,600

Noncurrent			$292,410	$297,400

        The term loan outstanding at December 31, 2012 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 4.75% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.25% per annum plus a margin of 5.75%. The Company has selected the Eurocurrency rate as of December 31, 2012 resulting in a nominal interest rate currently at 7.00%.

        The term loan provides for interest payments no less than quarterly. In addition, quarterly principal payments of $0.8 million are required which began December 2012. The balance of the loan is due at maturity on February 28, 2017. The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined. The percent of excess cash flow required is dependent on the Company's leverage ratio. The Company must also make prepayments on loans in the case of certain events such as large asset sales.

        In connection with the February 2012 refinancing of the term loan debt, the Company paid a premium on the repayment of the old term loan of $6.0 million. In addition, the Company paid $4.1 million in underwriting fees and legal costs. The premium on repayment of debt, and underwriting fees and legal costs were accounted for in accordance with accounting standards for modification of debt instruments with different terms. The Company compared each syndicated lenders' loan under the old term loan with the syndicated lenders' loan under the new term loan. For loans under the new term loan that were substantially different, the Company recognized the exchange of debt instruments as a debt extinguishment. For loans under the new term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a modification. As a result of the refinancing, the Company capitalized $5.0 million of the premium on the repayment of debt and

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

refinancing fees and expensed the remainder resulting in a loss on early extinguishment of debt of $5.1 million.

        The Company also has a revolving credit facility which matures on October 3, 2015. The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended December 31, 2012 and 2011. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company's option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company's leverage, as defined in the agreement, at the time of the borrowing.

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

Capitalized Interest

        Interest capitalized by the Company amounted to $2.0 million for the year ended December 31, 2012, $2.3 million for the year ended December 31, 2011, $0.4 million for the period from November 1 to December 31, 2010 and $0.8 million for the period from January 1 to October 31, 2010.

Contractual Interest Expense

        The Company recorded postpetition interest on prepetition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim. Had the Company recorded interest expense based on all of the prepetition contractual obligations, interest expense would have increased by $39.2 million for the period from January 1 to October 31, 2010.

9. Derivative Instruments and Hedging Activities

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Derivative Instruments and Hedging Activities (Continued)

        The impact of the interest rate swaps, classified as cash flow hedges, was for the period from January 1 to October 31, 2010, a reclassification from accumulated other comprehensive income loss into income (effective portion recognized as interest expense) in the amount of $0.4 million. Amounts included in accumulated other comprehensive loss for the cash flow hedges were reclassified into earnings as cash interest was paid on the underlying debt that was hedged. There are no ongoing interest rate hedging activities.

10. Employee Benefit Plans

Pension and Other Postretirement Benefits

        Upon adoption of fresh-start accounting on October 31, 2010, the Company completed a revaluation of the pension and other postretirement benefit liabilities. The Company also accelerated the recognition of net unrecognized actuarial gains and losses.

        The Company sponsors a defined benefit pension plan, with benefits frozen as of March 1, 2012, and postretirement health and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees, with benefits frozen as of April 1, 2007, and certain management employees receive postretirement health and life insurance under grandfathered provisions of a terminated plan.

        The Company implemented new terms of employment for union employees effective January 1, 2012. The terms of employment include a provision for a freeze of pension benefits related to service and wage increases effective March 1, 2012. In January 2012, the union filed an unfair labor practices charge with the National Labor Relations Board ("NLRB") regarding the implementation of the terms of employment. In August 2012, the NLRB conclusively dismissed the complaint.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

        The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Change in projected benefit obligation:
Obligation at beginning of period	$249,851	$204,715	$49,731	$36,901
Service cost	1,488	7,621	965	948
Interest cost	10,008	10,400	2,362	2,053
Actuarial loss	25,014	50,631	2,289	11,485
Curtailment	(30,150)	—	—	—
Benefits paid	(11,000)	(23,516)	(1,717)	(1,656)

Obligation at end of period	245,211	249,851	53,630	49,731

Change in plan assets:
Fair value of plan assets at beginning of period	141,685	145,036	—	—
Actual return on plan assets	19,588	3,141	—	—
Employer contributions	14,153	17,024	1,717	1,656
Benefits paid	(11,000)	(23,516)	(1,717)	(1,656)

Fair value of plan assets at end of period	164,426	141,685	—	—

Funded status:
Plan assets less than projected benefit obligation	$(80,785)	$(108,166)	$(53,630)	$(49,731)

Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(2,411)	$(2,469)
Employee benefit obligation, noncurrent	(80,785)	(108,166)	(51,219)	(47,262)

Net amount recognized	$(80,785)	$(108,166)	$(53,630)	$(49,731)

Actuarial gain recognized in accumulated other comprehensive income (loss)	$(37,844)	$(51,504)	$(8,151)	$(5,980)

Actuarial assumptions:
Measurement date	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Discount rate	3.55% to 3.80%	4.44% to 4.59%	3.85% to 4.10%	4.85% to 5.09%
Rate of compensation increase	NA	3.50% to 5.00%	NA	NA
Assumed health care cost trend rate, current	NA	NA	7.50%	8.00%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2018	2018

        The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2013 is $0.6 million for pension benefits and $0.3 million for other postretirement benefits.

        The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

December 31, 2012 and 2011, for the period from November 1 to December 31, 2010 and for the period from January 1 to October 31, 2010 (dollars in thousands):

Pension Benefits

	Successor			Predecessor
	For the Year Ended December 31,		Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Service cost	$1,488	$7,621	$1,279	$5,948
Interest cost	10,008	10,400	1,759	8,332
Expected asset return	(11,491)	(11,567)	(1,831)	(6,597)
Amortization of net (gain) loss	429	19	—	1,428

Total benefit cost	$434	$6,473	$1,207	$9,111

Actuarial assumptions:
Discount rate	4.44% to 4.59%	5.47% to 5.64%	5.18% to 5.52%	5.85%
Expected return on plan assets	7.75%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%	3.50% to 5.00%

Other Postretirement Benefits

	Successor			Predecessor
	For the Year Ended December 31,		Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Service cost	$965	$947	$183	$940
Interest cost	2,362	2,053	402	1,920
Amortization of net (gain) loss	118	(367)	—	(89)

Total benefit cost	$3,445	$2,633	$585	$2,771

Actuarial assumptions:
Discount rate	4.85% to 5.09%	5.65% to 5.96%	5.55% to 5.98%	6.20%
Assumed health care cost trend rate, current	7.50%	8.00%	8.50%	9.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2018	2018	2018	2018

        The measurement date for all plans was December 31, 2012, December 31, 2011 and December 31, 2010. At December 31, 2012, the accumulated benefit obligation was the same as the projected benefit obligation. The accumulated benefit obligation for the pension plans amounted to $219.7 million at December 31, 2011. For the union plan, the accumulated benefit obligation was in

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

excess of plan assets as of December 31, 2011. For the management plan, the accumulated benefit obligation approximated plan assets as of December 31, 2011.

        The Company based its selection of an assumed discount rate for 2013 net periodic benefit cost and December 31, 2012 disclosure on a cash flow matching analysis that utilized bond information provided from a published bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2012. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2012 did not change from December 31, 2011.

        In selecting the expected rate of return on plan assets of 7.50% for 2013 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans' asset allocations and the past performance of the plans' assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2012 and 2011, based on trading values or fund net asset value, by asset category and basis of valuation are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2012
Common stocks—domestic large cap	$16,419	$—	$—	$16,419
Equity funds—large cap index	—	84,507	—	84,507
Fixed income funds—diversified bond	—	63,050	—	63,050
Short term investment funds	—	450	—	450

	$16,419	$148,007	$—	$164,426

2011
Common stocks—domestic large cap	$14,569	$—	$—	$14,569
Equity funds—large cap index	—	73,012	—	73,012
Fixed income funds—diversified bond	—	53,380	—	53,380
Short term investment funds	—	724	—	724

	$14,569	$127,116	$—	$141,685

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

        The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011.

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

        All contributions made were as required by law. The Company expects to contribute $12.1 million to its defined benefit pension plans in 2013.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

        The Company projects that it will make the following benefit payments for the years ended December 31 (dollars in thousands):

	Pension Plans Benefits Paid	Other Postretirement Benefits Paid
2013	$28,728	$2,457
2014	23,959	2,699
2015	23,545	2,930
2016	22,239	2,966
2017	18,013	3,071
2018 through 2022	70,498	16,947

	$186,982	$31,070

        Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$216	$(179)
Effect on postretirement benefit obligation	2,986	(2,613)

401(k) Plan

        The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees after February 29, 2012 and 6% of compensation for non-union employees. Prior to March 1, 2012, union employee matching was 5% of compensation for union employees hired before September 13, 2008 and 6% for union employees hired on or after September 13, 2008. Company contributions were $4.7 million for the year ended December 31, 2012, $3.9 million for the year ended December 31, 2011, $0.8 million for the period from November 1 to December 31, 2010 and $3.2 million for the period from January 1 to October 31, 2010.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of the income tax benefit are as follows (dollars in thousands):

	Successor
				Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Current
Federal	$—	$—	$—	$—
State and local	(535)	(1,341)	—	(346)

	(535)	(1,341)	—	(346)

Deferred
Federal	(78,978)	—	—	—
State and local	(11,849)	—	—	—

	(90,827)	—	—	—

Total income tax benefit	$(91,362)	$(1,341)	$—	$(346)

        The credit for income taxes differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income or loss before income taxes for the following reasons (dollars in thousands):

	Successor
				Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Income tax (benefit) at federal rate	$6,331	$8,437	$1,064	$63,052
Increase (decrease) resulting from:
State income taxes, net of federal income tax	239	1,105	132	7,833
Permanent differences	501	1,176	31,322	1,498
Other, net	—	136	(210)	(346)
Valuation allowance	(98,433)	(12,195)	(32,308)	(72,383)

Total income tax benefit	$(91,362)	$(1,341)	$—	$(346)

        The permanent difference for the period from November 1 to December 31, 2010 was primarily related to certain gains recognized only for income tax purposes related to emergence from Chapter 11. During the years ended December 31, 2012 and 2011, the permanent difference was attributed primarily to certain tax credits and the Company recognizing adjustments to certain tax attributes for income tax purposes.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Deferred income taxes consisted of the following (dollars in thousands):

	December 31, 2012	December 31, 2011
Deferred tax liabilities:
Property and equipment	$36,940	$52,383
Other basis differences	568	5,645

	37,508	58,028

Deferred tax assets:
Net operating loss and credit carryforwards	19,126	24,575
Intangible assets	76,646	90,927
Expenses deferred for tax	7,508	9,291
Employee benefits	41,621	50,004
Other basis differences	1,014	3,567

	145,915	178,364
Valuation allowance	—	(120,336)

	145,915	58,028

Deferred tax asset, net	$108,407	$—

        As a result of the Company's emergence from bankruptcy, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. Because of the distribution of new common stock to the secured lenders, the Company reduced net operating loss carryforward for certain interest payments made to those lenders for the three years prior to emergence from bankruptcy. In addition to the adjustment to the tax reporting basis as described above, the fresh-start accounting adjustments also created additional basis differences between income tax and financial reporting. As of December 31, 2012, net operating losses available for carry forward through 2032 amounted to $43.0 million. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership.

        Subsequent to the issuance of the Company's 2011 financial statements, management determined that the amounts previously disclosed as deferred income tax assets for intangible assets and employee benefits, and that disclosed for the valuation allowance were incorrect. Accordingly, the deferred income tax assets for intangible assets and employee benefits, and the valuation allowance have been restated to $90.9 million, $50.0 million, and $120.3 million, from that previously presented as $86.2 million, $41.6 million and $107.2 million, respectively. This had no impact on previously reported net deferred income tax liability, total assets, net loss or cash flows. The valuation allowance activity information below has also been restated.

        As of December 31, 2011, the Company maintained a full valuation allowance over its net deferred income tax assets. This situation resulted from the Company having a short history as a new entity (post Chapter 11). From emergence in 2010 through 2012, the Company has generated earnings in all periods. As a result of its continued positive earnings for the year, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that the Company will

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

realize its deferred income tax assets, and therefore, the Company released its valuation allowance as of December 31, 2012. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of the deferred income tax assets. The following is a summary of activity for the valuation allowance (dollars in thousands):

	Beginning Balance	Charge (Credit) to Income Tax Expense or Equity	Ending Balance
Successor
January 1 to December 31, 2012	$120,336	$(120,336)	$—
January 1 to December 31, 2011	108,312	12,024	120,336
November 1 to December 31, 2010	140,620	(32,308)	108,312
Predecessor
January 1 to October 31, 2010	$262,533	$(72,383)	$190,150

        The Company evaluates its tax positions for liability recognition. As of December 31, 2012, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company's consolidated statements of income for the years ended December 31, 2012, 2011 or 2010. All tax years from 2009 remain open for both federal and Hawaii state purposes.

12. Stockholder's Equity

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

        Warrants to purchase 1,481,055 shares of new common stock for $14.00 per share were issued to holders of the Predecessor senior floating rate notes and senior fixed rate notes. The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015. The warrants are included in the reorganization equity valuation of $160.0 million. As of December 31, 2012, 1,476,040 warrants were outstanding.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

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

        As of December 31, 2012, all awards were restricted stock units.

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

        Activity with respect to outstanding restricted stock units for the years ended December 31, 2012, 2011 and for the period from November 1 to December 31, 2010 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 31, 2010	—	$—
Granted	253,595	12
Vested	—	—
Forfeited	(6,817)	12

Nonvested at January 1, 2011	246,778	12
Granted	111,193	24
Vested	(53,096)	12
Forfeited	(55,924)	15

Nonvested at January 1, 2012	248,951	17
Granted	124,636	16
Vested	(116,711)	20
Forfeited	(33,652)	18

Nonvested at December 31, 2012	223,224	$15

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

        As of December 31, 2012, restricted stock units for 140,339 performance based shares had been distributed but the specific performance goals had yet to be determined and communicated. As such, the restricted stock units were not deemed granted for accounting purposes.

        As of December 31, 2012, there was $1.8 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of 3 years.

        The Successor recognized compensation expense of $1.9 million for the year ended December 31, 2012, $2.1 million for the year ended December 31, 2011 and $0.1 million for the period from November 1 to December 31, 2010.

        The fair value as of the vesting date for the restricted stock units that vested during the year ended December 31, 2012 and 2011 was $1.8 million and $0.7 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 15,360 and 1,654 for the years ended December 31, 2012 and 2011, respectively, and were based on the value of the restricted stock units as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the tax authorities was $0.3 million and less than $0.1 million for the years ended December 31, 2012 and 2011, respectively. Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

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

        The Predecessor recognized share-based compensation expense of $0.1 million for the period from January 1 to October 31, 2010 related to option grants.

13. Restructuring

        In 2011, the Company recorded a restructuring expense of $1.8 million included in selling, general and administrative expenses in conjunction with a cost reduction plan in the wireline segment. The plan was primarily to align the Company's operations to its strategic plan and resulted in the termination of approximately six percent of the Company's workforce. The related severance cost amounted to $1.4 million. The restructuring included closure of the Company's remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions. In conjunction with closure of the retail stores, the Company recognized a liability of $0.4 million for the termination of three retail space leases. All liabilities recognized have been settled with cash payments.

14. Leases

        The Company leases certain facilities and equipment for use in the Company's operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Leases (Continued)

rates, and for extension of lease terms. Total rent expense for the Company amounted to $2.7 million for the year ended December 31, 2012, $2.9 million for the year ended December 31, 2011, $0.5 million for the period from November 1, 2010 to December 31, 2010 and $2.4 million for the period from January 1 to October 31, 2010.

        Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2013	$1,824
2014	1,612
2015	1,497
2016	1,247
2017	1,086
Thereafter	9,943

$17,209

15. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Gain (Loss) on Cash Flow Hedging of Derivatives	Unrealized Gain (Loss) on Investments	Defined Benefit Postretirement Plans	Total
January 1, 2010 (Predecessor)	$(462)	$23	$(32,752)	$(33,191)
Other comprehensive income (loss) for the period from January 1 to October 31, 2010	416	6	(6,017)	(5,595)

October 31, 2010 (Predecessor)	(46)	29	(38,769)	(38,786)
Elimination of Predecessor accumulated other comprehensive loss	46	(29)	38,769	38,786

November 1, 2010 (Successor)	—	—	—	—
Other comprehensive income (loss) for the period from November 1 to December 31, 2010	—	(16)	13,409	13,393

December 31, 2010 (Successor)	—	(16)	13,409	13,393
Other comprehensive income (loss) for 2011	—	(17)	(70,894)	(70,911)

December 31, 2011 (Successor)	—	(33)	(57,485)	(57,518)
Other comprehensive income (loss) for 2012, net of tax	—	(3)	29,071	29,068

December 31, 2012 (Successor)	$—	$(36)	$(28,414)	$(28,450)

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies

Long-Term Fixed Supplier Commitments

        The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related services. Annual fixed fee commitments for agreements in effect at December 31, 2012, amounted to the following (dollars in thousands):

Years ended, December 31:
2013	$12,851
2014	5,084
2015	1,765

$19,700

        Under the long-term agreements, the Company incurred fees amounting to $12.8 million for the year ended December 31, 2012, $14.7 million for the year ended December 31, 2011, $3.1 million for the period from November 1 to December 31, 2010 and $13.1 million for the period January 1 to October 31, 2010.

Collective Bargaining Agreement

        On October 24, 2011, after several extensions beyond the original September 12, 2011 expiration date, the Company's collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") expired. The agreement covers approximately half of the Company's work force. On October 31, 2011 the IBEW announced that a majority of union-represented employees rejected the Company's last, best and final offer. On December 13, 2011, the IBEW announced that a revised last, best and final offer was also rejected. The Company has concluded that it has bargained in good faith and reached an impasse. As such, the Company implemented the terms of employment of its revised last, best and final offer as of January 1, 2012, which included a freeze of pension benefits effective March 1, 2012. In January 2012, the IBEW filed an unfair labor practices charge with the National Labor Relations Board ("NLRB") regarding the implementation of the terms of employment and two other matters. In August 2012, the NLRB conclusively dismissed the complaint. In December 2012, the IBEW announced their members had ratified a new collective bargaining agreement with the Company with an effective date of January 1, 2013 for a term of five years. The new agreement maintains the freeze of pension benefits that became effective March 1, 2012.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Litigation

        The Company is involved in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company's consolidated financial statements.

17. Fair Value of Financial Instruments

        The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

        Cash and cash equivalents, accounts receivable and accounts payable—The carrying amount approximates fair value. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost. Cash is measured at Level 1.

        Investment securities—The fair value of investment securities is based on quoted market prices. Investment securities are included in other assets on the consolidated balance sheets.

        Debt—The fair value of debt is based on the value at which debt is trading among holders.

        The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying Value	Fair Value
December 31, 2012
Assets—investment in U.S. Treasury obligations (Level 1)	$905	$905
Liabilities—long-term debt (carried at cost)	295,410	302,000
December 31, 2011
Assets—investment in U.S. Treasury obligations (Level 1)	$1,718	$1,718
Liabilities—long-term debt (carried at cost)	300,000	306,000

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Fair Value of Financial Instruments (Continued)

        Assets measured at fair value on a recurring basis represent investment securities included in other assets. Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt. A summary is as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$905	$1,718
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$905	$1,718

Liability value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant other observable inputs (Level 2)	302,000	306,000
Significant unobservable inputs (Level 3)	—	—

	$302,000	$306,000

        Assets and liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2012 represent those recognized in conjunction with the acquisition of Wavecom as of December 31, 2012. A summary of the valued assets and liabilities is included in Note 3 including a discussion of the valuation methodology. The majority of assets and liabilities were valued using level 3 unobservable inputs.

18. Cash Flow Information

        Supplemental cash flow information is as follows:

	Successor			Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—	$—
Interest paid, net of amounts capitalized	21,966	25,323	—	10,865
Non-cash investing activities—receipt of equipment for settlement of receivable or for capital lease	—	2,250	—	—

19. Segment Information

        The Company operates in two reportable segments (Wireline Services and Other) based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company's chief operating decision maker. The Wireline Services segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Wireline Services segment provides Internet, long distance

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

services, television, managed services, customer premise equipment, data solutions, billing and collection, and pay telephone services. The Other segment consists primarily of wireless services.

        The following table provides operating financial information for the Company's two reportable segments (dollars in thousands):

	Wireline Services	Other	Intersegment Elimination	Total
Successor
For the year ended and as of December 31, 2012
Operating revenues
Local voice and other retail services	$252,256	$4,755	$(1,419)	$255,592
Network access services	129,906	—	—	129,906

	$382,162	$4,755	$(1,419)	$385,498

Depreciation and amortization	$70,908	$—	$—	$70,908
Net income	109,383	599	—	109,982
Capital expenditures	81,106	—	—	81,106
Assets	784,585	507	—	785,092
For the year ended and as of December 31, 2011
Operating revenues
Local voice and other retail services	$257,137	$5,616	$(1,345)	$261,408
Network access services	133,748	—	—	133,748

	$390,885	$5,616	$(1,345)	$395,156

Depreciation and amortization	$63,806	$—	$—	$63,806
Net income (loss)	27,881	(1,726)	—	26,155
Capital expenditures	81,075	—	—	81,075
Assets	661,101	671	—	661,772
Period from November 1 to December 31, 2010
Operating revenues
Local voice and other retail services	$43,224	$1,009	$(238)	$43,995
Network access services	22,764	—	—	22,764

	$65,988	$1,009	$(238)	$66,759

Depreciation and amortization	$9,723	$—	$—	$9,723
Net income (loss)	3,640	(511)	—	3,129
Capital expenditures	19,134	—	—	19,134
Assets as of December 31, 2010	$645,425	$611	$—	$646,036
Predecessor
Period from January 1 to October 31, 2010
Operating revenues
Local voice and other retail services	$220,714	$5,179	$(1,214)	$224,679
Network access services	110,007	—	—	110,007

	$330,721	$5,179	$(1,214)	$334,686

Depreciation and amortization	$136,564	$97	$—	$136,661
Net income (loss)	188,398	(2,604)	—	185,794
Capital expenditures	60,053	—	—	60,053

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)

        The Company's quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

	Operating Revenues	Operating Income	Net Income	Earnings per share— basic	Earnings per share— diluted
Year Ended December 31, 2012:
First Quarter	$97,574	$11,161	$207	$0.02	$0.02
Second Quarter	94,689	10,909	5,521	0.54	0.51
Third Quarter	96,647	10,901	5,615	0.55	0.52
Fourth Quarter	96,588	12,885	98,639	9.60	9.21

Total	$385,498	$45,856	$109,982	$10.74	$10.32

Year Ended December 31, 2011:
First Quarter	$98,505	$12,494	$5,538	$0.55	$0.51
Second Quarter	100,744	13,190	6,733	0.66	0.61
Third Quarter	97,040	12,833	7,373	0.73	0.68
Fourth Quarter	98,867	12,621	6,511	0.64	0.63

Total	$395,156	$51,138	$26,155	$2.58	$2.41

21. Restricted Net Assets and Parent Company Condensed Financial Information

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Successor			Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Equity in earnings of Hawaiian Telcom Communications, Inc.	$18,620	$24,814	$3,129	$185,448
Income tax benefit	(91,362)	(1,341)	—	(346)

Net income	109,982	26,155	3,129	185,794
Other comprehensive income (loss), net of tax	29,068	(70,911)	13,393	(5,595)

Comprehensive income (loss)	$139,050	$(44,756)	$16,522	$180,199

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in Thousands)

	December 31, 2012	December 31, 2011
Assets
Investment in Hawaiian Telcom Communications, Inc.	$276,860	$136,196

Total assets	$276,860	$136,196

Stockholders' Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 10,291,897 and 10,190,526 shares issued and outstanding	$103	$102
Additional paid-in capital	165,941	164,328
Accumulated other comprehensive loss	(28,450)	(57,518)
Retained earnings	139,266	29,284

Total stockholders' equity	$276,860	$136,196

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

21. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Successor			Predecessor
	For the Year Ended December 31,
			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
	2012	2011
Net income	$109,982	$26,155	$3,129	$185,794
Undistributed earnings of Hawaiian Telcom Communications, Inc.	(109,982)	(26,155)	(3,129)	(185,794)

Net cash provided by operating activities,net change in cash and ending balance of cash	$—	$—	$—	$—

22. Chapter 11 Reorganization

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

        Pursuant to the plan of reorganization, allowed administrative, priority tax, priority non-tax, secured tax and other secured claims will be paid in full in cash. For certain Predecessor contracts that were accepted by the Successor, the Company paid cure amounts for prepetition claims amounting to

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

22. Chapter 11 Reorganization (Continued)

$6.7 million. All other claims are to be settled for a fraction of the claim for cash not exceeding $0.5 million.

23. Fresh-Start Reporting

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

        The consolidated statements of income and cash flows for the period from January 1, 2010 to October 31, 2010 reflect the operations of the Predecessor which includes the gain from discharge of debt and application of fresh-start reporting. The adoption of fresh-start accounting had a material effect on the consolidated financial statements as of October 31, 2010 and will have a material impact on the consolidated statements of income for periods subsequent to October 31, 2010.

24. Reorganization

        The accompanying consolidated financial statements have been prepared in accordance with accounting standards for financial reporting by entities in reorganization under the Bankruptcy Code. The Predecessor's consolidated statements of income for the period from January 1 to October 31, 2010 present the results of operations during the Chapter 11 proceedings. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy. The operations and financial position of the Non-Debtor, included in the consolidated statements of income and consolidated balance sheets, are not significant.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

24. Reorganization (Continued)

Reorganization Items

        Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing and are presented separately in the consolidated statements of income. Such (income) and expense items consist of the following (dollars in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2011	Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
Professional fees	$1,050	$539	$10,586
Effects of the plan of reorganization	—	—	(708,590)
Fresh-start valuation of assets and liabilities	—	—	445,794
Other	—	—	536

	$1,050	$539	$(251,674)

        Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

        Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.4 million for the year ended December 31, 2011, $3.1 million for the period from November 1 to December 31, 2010 and $17.9 million for the period from January 1 to October 31, 2010.

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the "Company') as of December 31, 2012. Based on their evaluations, as of December 31, 2012, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        Effective March 13, 2013, the Company reorganized its Customer Operations organization into separate Customer Service and Customer Care organizations. As part of the reorganization, the position of SVP-Customer Operations was eliminated. Michael Czerwinski, the SVP-Customer Operations, will be entitled to receive the severance benefits provided for in his employment agreement.

        On March 11, 2013, the Compensation Committee of the Board of Directors of the Company granted restricted stock units to the Company's non-employee directors (Richard A. Jalkut, Jr.—3,983, Kurt M. Cellar—2,240, Walter A. Dods, Jr.—2,240, Warren H. Haruki—2,240, Steve C. Oldham—2,240, and Bernard R. Phillips III—2,240), and to certain of the named executive officers (Eric K. Yeaman—35,350, Robert F. Reich—10,777, John T. Komeiji—8,215, and Bradley J. Fisher—5,297). The restricted stock units granted to the non-employee directors vest on March 12, 2014. Fifty percent of the restricted stock units granted to the named executive officers vest in four equal annual installments beginning March 12, 2014 and ending March 12, 2017, and the remaining 50% vest in three equal annual installments beginning March 15, 2015 (or, if later, the date in fiscal year 2015 on which the Compensation Committee determines the vesting of the restricted stock units, which date shall be not later than the earlier of (i) 30 days following the completion of the annual audited financials for fiscal 2014 and (ii) April 30, 2015), based upon the Company's performance over one year for revenue and adjusted EBITDA and over two years for total shareholder return of the Company in comparison to the NASDAQ Telecommunications Index, and ending two years thereafter.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

  A.    Directors

        For information about the Directors and corporate governance of the Company, see the section captioned "Election of Directors" in the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), which section is incorporated herein by reference.

  B.    Executive Officers

        The following table provides information regarding our executive officers as of March 1, 2013:

Name	Age	Position(s)
Officers
Eric K. Yeaman	45	President, Chief Executive Officer and Director
Scott K. Barber	52	Chief Operating Officer
Robert F. Reich	53	Senior Vice President and Chief Financial Officer
Michael E. Czerwinski	49	Senior Vice President—Customer Operations
Bradley J. Fisher	42	Senior Vice President—Strategy and Marketing
John T. Komeiji	59	Senior Vice President and General Counsel
Kevin T. Paul	57	Senior Vice President—Technology
Jason K. Fujita	38	Vice President—Consumer Sales
Paul G. Krueger	48	Vice President—Business and Wholesale Sales

        Eric K. Yeaman became our President, Chief Executive Officer and a Director in June 2008, and led the Company through its filing for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in December 2008 and its emergence from chapter 11 on October 28, 2010. Prior to joining us, Mr. Yeaman served as Senior Executive Vice President and Chief Operating Officer of Hawaiian Electric Company, Inc. (HECO) from January 2008 to June 2008, where he was responsible for its Oahu operations, energy solutions, public affairs and the financial and administrative process areas. From January 2003 to January 2008, Mr. Yeaman served as Financial Vice President, Treasurer and Chief Financial Officer of Hawaiian Electric Industries, Inc. (HEI), HECO's parent company. At HEI, he oversaw the controller, treasury, investor relations, corporate tax, information technology and enterprise risk management functions. Mr. Yeaman began his career at Arthur Andersen LLP in September 1989. Mr. Yeaman has been a director of Alexander & Baldwin, Inc. since June 2012 and a director of Alaska Air Group, Inc. since November 2012. He also is a director of the United States Telecom Association.

        Scott K. Barber became our Chief Operating Officer in January 2013. Mr. Barber is responsible for overseeing day-to-day operations of the Company's customer operations, technology, sales and marketing teams, and is tasked with integrating them to drive the implementation of our strategic plan. Prior to joining us, Mr. Barber was Vice President of Operations of Consolidated Communications, a -based telecommunications company, since July 2012, during which time he led field and network operations teams across six states . Prior to joining Consolidated Communications, Mr. Barber held various executive positions at SureWest Communications beginning 1994, most recently as Chief Operating Officer from 2011 to 2012.

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

        Jason K. Fujita became our Vice President—Consumer Sales in August 2012. Mr. Fujita is in charge of our customer contact centers as well as our public communications, wireless, multiple dwelling unit, and video sales organizations. He began his career with us in 1997, having most recently served as Executive Director—Consumer and Business Sales from April 2012 to August 2012 and Director—Contact Centers from May 2009 to April 2012.

        Paul G. Krueger became our Vice President—Business and Wholesale Sales in October 2012. Mr. Krueger is in charge of our business sales, business sales operations, sales engineering, sales planning and performance analysis, and wholesale markets. Prior to joining us, he served in various capacities at SureWest Communications since 1995, most recently as Executive Director of business sales since 2008.

Item 11.    Executive Compensation

        For information about executive compensation, see the section captioned "Compensation of the Named Executive Officers and Directors" in the Company's 2013 Proxy Statement, which section is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the section captioned "Security Ownership of Certain Stockholders, Directors and Executive Officers" in the Company's 2013 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Company's 2013 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        See the section captioned "Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for 2013" in the Company's 2013 Proxy Statement, which section is incorporated herein by reference.

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

3.
Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization, dated December 30, 2009, confirmed by the Bankruptcy Court (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Telcom Holdco, Inc., filed October 28, 2010 with The State of Delaware (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

3.2	Bylaws of Hawaiian Telcom Holdco, Inc., amended and restated effective November 9, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

Exhibit No.		Description of Exhibit
4.2		Warrant Agreement and form of Warrant Certificate dated October 28, 2010, between Hawaiian Telcom Holdco, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.1		Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. and KGP Logistics, Inc. (KGP) dated December 7, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.2		Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.3		Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.4		Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 of Hawaiian Telcom Communications, Inc.'s Form 10-K, File No. 333-131152, filed with the SEC on April 2, 2007).

10.5		Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.6		Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 of Hawaiian Telcom Communications, Inc.'s Amendment No. 1 to Form S-4, File No. 333-131152, filed with the SEC on March 31, 2006).

10.7		Amended and Restated Master Application Services Agreement effective as of March 13, 2009, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.8	*	Amended and Restated Employment Agreement dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.9	*	Amendment dated May 12, 2011 to Amended and Restated Employment Agreement, dated as of April 5, 2010, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 0-54196, filed with the SEC on May 16, 2011).

10.10	*	Employment Offer Letter, effective as of December 12, 2012, by and between Scott K. Barber and Hawaiian Telcom Communications, Inc.

Exhibit No.		Description of Exhibit
10.11	*	Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 of Hawaiian Telcom Communications, Inc.'s Form 8-K, File No. 333-131152, filed with the SEC on March 28, 2007).

10.12	*	Amendment dated May 13, 2008 to Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.3 of Hawaiian Telcom Communications, Inc.'s Form 8-K, File No. 333-131152, filed with the SEC on March 28, 2007).

10.13	*	Amendment dated December 21, 2009 to Employment Agreement, effective as of March 8, 2007, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.14	*	Employment Offer Letter, effective as of December 17, 2012, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc.

10.15	*	Employment Agreement, effective as of July 28, 2008, by and between John T. Komeiji and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.16	*	Amendment dated December 21, 2009 to Employment Agreement, effective as of July 28, 2008, by and between John T. Komeiji and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.17	*	General Waiver and Release of Claims, dated May 11, 2011, by and between Michael F. Edl and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 0-54196, filed with the SEC on May 16, 2011).

10.18	*	Employment Agreement, effective as of April 4, 2011, by and between Kurt Hoffman and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

10.19	*	General Waiver and Release of Claims dated October 5, 2012, by and between Kurt Hoffman and Hawaiian Telcom Communications, Inc.

10.20	*	Amended and Restated Employment Agreement, effective as of November 21, 2011, by and between Bradley J. Fisher and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.17 of the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 14, 2012).

10.21		Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 10, 2012).

10.22		Guarantee and Collateral Agreement, dated as of February 29, 2012, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the subsidiaries of Hawaiian Telcom Communications, Inc. identified therein, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 10, 2012).

Exhibit No.		Description of Exhibit
10.23		Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

10.24		Amended and Restated Guaranty, dated as of October 3, 2011, by and among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

10.25	*	Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.26	*	Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.27	*	Form of Restricted Stock Unit Agreement for the CEO pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.28	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.29	*	Hawaiian Telcom Performance Compensation Plan, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.36 on the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

10.30	*	Hawaiian Telcom Holdco, Inc. Executive Severance Plan, effective December 17, 2012.

21.1		List of Subsidiaries.

23.1		Consent of Deloitte & Touche LLP dated March 13, 2013.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.		Description of Exhibit
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

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

Hawaiian Telcom Holdco, Inc.
Date: March 13, 2013	By:	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC K. YEAMAN Eric K. Yeaman	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2013
/s/ ROBERT F. REICH Robert F. Reich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013
/s/ KURT M. CELLAR Kurt M. Cellar	Director	March 13, 2013
/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Director	March 13, 2013
/s/ WARREN H. HARUKI Warren H. Haruki	Director	March 13, 2013
/s/ RICHARD A. JALKUT Richard A. Jalkut	Director	March 13, 2013
/s/ STEVEN C. OLDHAM Steven C. Oldham	Director	March 13, 2013
/s/ BERNARD R. PHILLIPS III Bernard R. Phillips III	Director	March 13, 2013