Form 10-Q
period 2013-03-31
Hawaiian Telcom Holdco, Inc.
filed 2013-05-06
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2013, 10,336,187 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Operating revenues	$95,965	$97,574

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,284	40,799
Selling, general and administrative	28,379	29,026
Depreciation and amortization	18,717	16,588

Total operating expenses	87,380	86,413

Operating income	8,585	11,161

Other income (expense):
Interest expense	(5,540)	(5,986)
Loss on early extinguishment of debt	—	(5,112)
Interest income and other	15	12

Total other expense	(5,525)	(11,086)

Income before income tax provision (benefit)	3,060	75

Income tax provision (benefit)	1,212	(132)

Net income	$1,848	$207

Net income per common share -
Basic	$0.18	$0.02
Diluted	$0.17	$0.02

Weighted average shares used to compute net income per common share -
Basic	10,291,897	10,201,039
Diluted	10,890,917	10,434,026

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,848	$207

Other comprehensive income, net of tax -
Unrealized holding losses arising during period	(19)	(3)
Retirement plan	222	33,388
Income tax charge on comprehensive income	(88)	—
Other comprehensive income, net of tax	115	33,385

Comprehensive income	$1,963	$33,592

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012

Assets

Current assets
Cash and cash equivalents	$55,942	$66,993
Receivables, net	34,354	34,082
Material and supplies	12,148	11,352
Prepaid expenses	4,658	5,161
Deferred income taxes, current	5,727	5,727
Other current assets	1,768	2,181
Total current assets	114,597	125,496
Property, plant and equipment, net	508,907	507,197
Intangible assets, net	38,001	39,075
Goodwill	1,415	1,569
Deferred income taxes	101,295	102,680
Other assets	9,720	9,075

Total assets	$773,935	$785,092

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$1,612	$3,000
Accounts payable	29,804	36,351
Accrued expenses	17,731	20,537
Advance billings and customer deposits	15,633	15,185
Other current liabilities	3,963	3,961
Total current liabilities	68,743	79,034
Long-term debt	291,865	292,410
Employee benefit obligations	129,060	132,004
Other liabilities	5,383	4,784
Total liabilities	495,051	508,232

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,291,897 shares issued and outstanding at March 31, 2013 and December 31, 2012	103	103
Additional paid-in capital	166,002	165,941
Accumulated other comprehensive loss	(28,335)	(28,450)
Retained earnings	141,114	139,266
Total stockholders’ equity	278,884	276,860

Total liabilities and stockholders’ equity	$773,935	$785,092

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$1,848	$207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,717	16,588
Loss on early extinguishment of debt	—	5,112
Employee retirement benefits	(2,722)	(1,796)
Provision for uncollectibles	553	889
Stock based compensation	423	340
Deferred income taxes	1,297	—
Changes in operating assets and liabilities:
Receivables	(825)	(1,487)
Material and supplies	(796)	(1,421)
Prepaid expenses and other current assets	605	100
Accounts payable and accrued expenses	(4,987)	(7,064)
Advance billings and customer deposits	448	809
Other current liabilities	2	105
Other	303	92
Net cash provided by operating activities	14,866	12,474

Cash flows from investing activities:
Capital expenditures	(23,254)	(19,814)
Net cash used in investing activities	(23,254)	(19,814)

Cash flows from financing activities:
Repayment of capital lease and installment liability	(163)	—
Repayment of debt including premium	(2,138)	(306,000)
Proceeds from borrowing	—	295,500
Loan refinancing costs	—	(4,130)
Taxes paid related to net share settlement of equity awards	(362)	(45)
Net cash used in financing activities	(2,663)	(14,675)

Net change in cash and cash equivalents	(11,051)	(22,015)
Cash and cash equivalents, beginning of period	66,993	82,063

Cash and cash equivalents, end of period	$55,942	$60,048

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$5,236	$10,556

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	423	—	—	423

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	—	—	(362)	—	—	(362)

Net income	—	—	—	—	1,848	1,848

Other comprehensive income, net of tax	—	—	—	115	—	115

Balance, March 31, 2013	10,291,897	$103	$166,002	$(28,335)	$141,114	$278,884

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	340	—	—	340

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	50,350	—	(45)	—	—	(45)

Net income	—	—	—	—	207	207

Other comprehensive income, net of tax	—	—	—	33,385	—	33,385

Balance, March 31, 2012	10,240,876	$102	$164,623	$(24,133)	$29,491	$170,083

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2013 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $3.0 million and $1.3 million at March 31, 2013 and 2012, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $1.8 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended
	March 31,
	2013	2012

Basic earnings per share - weighted average shares	10,291,897	10,201,039
Effect of dilutive securities:
Employee and director restricted stock units	139,264	73,388
Warrants	459,756	159,599

Diluted earnings per share - weighted average shares	10,890,917	10,434,026

The computation of weighted average dilutive shares outstanding excluded restrictive stock units to acquire 75,047 shares of common stock for the three month period ended March 31, 2012. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive.  There was no such exclusion for the three month period ended March 31, 2013.

Recently Adopted Accounting Pronouncements

Effective for the first quarter of 2013, we adopted new accounting guidance on the presentation of comprehensive income. This guidance requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

3.  Wavecom Solutions Corporation Acquisition

On December 31, 2012, the Company completed its acquisition of Wavecom Solutions Corporation (“Wavecom”) for $8.7 million in cash, net of cash acquired and final purchase adjustments.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company’s operations.

The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values, and the estimates and assumptions are subject to change within the measurement period, which is one year from the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill.  During the three months ended March 31, 2013, the Company made adjustments to the preliminary purchase price allocation based on additional information as to the existence and value of certain assets.  In addition, the net acquisition price changed with the final purchase adjustments agreed to by the seller.  The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of income for the three months ended March 31, 2013. In addition, these adjustments did not have a significant impact on the Company’s consolidated balance sheets as of December 31, 2012. Therefore, the Company has not retrospectively adjusted the comparative 2012 financial information presented herein.  The adjustments are as follows (dollars in thousands):

			Recognized
	Recognized	Measurement	as of
	as of	Period	Acqusition
	Acqusition	Adjustments	As Revised

Assets -
Property and equipment	$11,898	$876	$12,774
Intangible assets	1,060	(410)	650
Goodwill	1,569	(154)	1,415
Other assets	1,663	—	1,663
	16,190	312	16,502

Liabilities -
Current liabilities	2,360	—	2,360
Payable from Wavecom to the Company	4,037	—	4,037
Non-current liabilities	1,450	—	1,450
	7,847	—	7,847

Net acquisition price	$8,343	$312	$8,655

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012

Customers and other	$37,687	$36,713
Allowance for doubtful accounts	(3,333)	(2,631)

	$34,354	$34,082

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012

Property, plant and equipment	$658,831	$639,343
Less accumulated depreciation and amortization	(149,924)	(132,146)

	$508,907	$507,197

Depreciation expense amounted to $18.0 million and $15.9 million for the three months ended March 31, 2013 and 2012, respectively.

In January 2013, the Company entered into an agreement to sell most of its radio towers for $3.6 million.  The agreement includes a leaseback by the Company for a minimum period of 10 years to allow it to continue to use the towers for its radio equipment.  Closing of the sale is expected by the third quarter of 2013 subject to due diligence by the buyer and approval by the Hawaii Public Utilities Commission (“HPUC”).

In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company’s operations for $13.7 million.  Closing of this sale is expected by the third quarter of 2013 subject to due diligence by the buyer and approval by the HPUC.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$17,440	$6,922	$10,518	$17,850	$6,285	$11,565
Trade name and other	210	27	183	210	—	210
	17,650	6,949	10,701	18,060	6,285	11,775
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$44,950	$6,949	$38,001	$45,360	$6,285	$39,075

Amortization expense amounted to $0.7 million for both the three months ended March 31, 2013 and 2012.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2013 (remaining months)	$1,993
2014	2,257
2015	1,917
2016	1,577
2017	1,237
Thereafter	1,720

$10,701

In conjunction with the acquisition of Wavecom, the Company adjusted the carrying value of goodwill in the first quarter of 2013 as further discussed in Note 3.  The revised goodwill amounted to $1.4 million and is included in the wireline segment.

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2013	2012

Salaries and benefits	$13,280	$15,642
Interest	3,456	3,607
Other taxes	995	1,288

	$17,731	$20,537

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at March 31,	Final	March 31,	December 31,
	2013	Maturity	2013	2012

Term loan	7.00%	February 28, 2017	$297,112	$299,250
Original issue discount			(3,635)	(3,840)
			293,477	295,410
Current			1,612	3,000

Noncurrent			$291,865	$292,410

The term loan outstanding at March 31, 2013 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 4.75% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.25% per annum plus a margin of 5.75%.  The Company has selected the Eurocurrency rate as of March 31, 2013 resulting in a nominal interest rate currently at 7.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required which began December 2012.  The balance of the loan is due at maturity on February 28, 2017.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  The excess cash flow payment for the year ended December 31, 2012 amounted to $2.1 million and was paid in March 2013.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

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

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended March 31, 2013 and 2012.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2013 are as follows (dollars in thousands):

Year ended December 31,
2013 (remainder of year)	$862
2014	3,000
2015	3,000
2016	3,000
2017	287,250

$297,112

8.  Employee Benefit Plans

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

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2013	2012

Service cost	$—	$1,550
Interest cost	2,055	2,496
Expected asset return	(2,935)	(2,829)
Amortization of loss	148	222

Net periodic benefit cost	(732)	1,439

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2013	2012

Service cost	$277	$252
Interest cost	516	598
Amortization of loss	74	41

Net periodic benefit cost	$867	$891

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to contribute $12.1 million to its pension plan in 2013.  As of March 31, 2013, the Company has contributed $2.4 million.  The Company presently anticipates contributing the full amount during the remainder of 2013.

9.     Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012

Income tax provision	$1,040	$26
Increase (decrease) resulting from:
State income taxes, net of federal income tax	37	(129)
Other	135	—
Valuation allowance	—	(29)

Income tax provision (benefit)	$1,212	$(132)

The Company evaluates its tax positions for liability recognition.  As of March 31, 2013, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2013 or 2012.  All tax years from 2009 remain open for both federal and Hawaii state purposes.

10.  Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the new equity incentive plan is 1,400,000 shares.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2013, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2013 and 2012 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2013
Nonvested at January 1, 2013	223,224	$15
Granted	181,330	20
Vested	(62,485)	16
Forfeited	(14,629)	16
Nonvested at March 31, 2013	327,440	$17

2012
Nonvested at January 1, 2012	248,951	$17
Granted	116,987	16
Vested	(53,060)	26
Forfeited	(1,539)	26
Nonvested at March 31, 2012	311,339	$15

The Company recognized compensation expense of $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2013 and 2012 was $1.2 million and $0.9 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 17,986 and 2,715 for the three months ended March 31, 2013 and 2012, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.4 million and less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

For the three months ended March 31, 2013, shares vested for restricted stock units, net of shares withheld for tax withholding, amounted to 44,499.  While the shares vested per the terms of the restricted stock units in March 2013, for administrative purposes the shares were not issued by the Company’s stock transfer agent until April 2013.  The shares are not reflected as issued on the Company’s condensed consolidated balance sheet as of March 31, 2013.  However, the shares have been reflected in the computation of diluted earnings per share.

11.  Other Comprehensive Income

Reclassifications out of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012

Retirement plans
Amortization of loss	222	263
Income tax charge on comprehensive income	(88)	—

Net of tax	$134	$263

The amortization of loss was recognized primarily in selling, general and administrative expense for both the years ended March 31, 2013 and 2012.

12. Commitments and Contingencies

Collective Bargaining Agreement

The Company maintains a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”).  The agreement covers approximately half of the Company’s work force.  In December 2012, the IBEW announced their members had ratified a new collective bargaining agreement with the Company with an effective date of January 1, 2013 for a term of five years.

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

Cash and cash equivalents, accounts receivable and accounts payable — The carrying amount approximates fair value.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash is measured at Level 1.

Investment securities — The fair value of investment securities is based on quoted market prices.  Investment securities are included in other assets on the condensed consolidated balance sheets.

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

March 31, 2013
Assets - investment in U.S. Treasury obligations (Level 1)	$904	$904
Liabilities - long-term debt (carried at cost, Level 2)	293,477	299,000

December 31, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$905	$905
Liabilities - long-term debt (carried at cost, Level 2)	295,410	302,000

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$904	$905
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)		—
	$904	$905

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	299,000	302,000
Significant unobservable inputs (Level 3)	—	—
	$299,000	$302,000

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total

For the three months ended March 31, 2013
Operating revenues
Local voice and other retail services	$62,178	$1,099	$(387)	$62,890
Network access services	33,075	—	—	33,075
	$95,253	$1,099	$(387)	$95,965

Depreciation and amortization	$18,717	$—	$—	$18,717
Net income (loss)	1,718	130	—	1,848
Capital expenditures	18,887	—	—	18,887

Assets as of December 31, 2012	$784,585	$507	$—	$785,092

For the three months ended March 31, 2012
Operating revenues
Local voice and other retail services	$63,507	$1,252	$(343)	$64,416
Network access services	33,158	—	—	33,158
	$96,665	$1,252	$(343)	$97,574

Depreciation and amortization	$16,588	$—	$—	$16,588
Net income (loss)	(3)	210	—	207
Capital expenditures	17,105	—	—	17,105

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•                  failures in critical back-office systems and IT infrastructure or a breach of our cyber security systems;

•                  our ability to fund capital expenditures to improve our network and other facilities;

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Operating Revenues

The following tables summarize our volume information as of March 31, 2013 and 2012, and our operating revenues for the three months ended March 31, 2013 and 2012.  For comparability, we also present volume information as of March 31, 2013 compared to December 31, 2012.  In the third quarter of 2012, certain reclassifications were made to the channel information for operating revenues to align to the way we manage our business.  The information for the three months ended March 31, 2012, presented for comparative purposes, has been reclassified to conform to the new presentation.

Volume Information

March 2013 compared to March 2012

	March 31,	March 31,	Change
	2013	2012	Number	Percentage

Voice access lines
Residential	199,044	217,470	(18,426)	-8.5%
Business (1)	196,970	186,854	10,116	5.4%
Public	4,350	4,559	(209)	-4.6%
	400,364	408,883	(8,519)	-2.1%

High-Speed Internet lines
Residential	89,464	85,518	3,946	4.6%
Business	18,810	17,714	1,096	6.2%
Wholesale	1,013	1,126	(113)	-10.0%
	109,287	104,358	4,929	4.7%

Long distance lines
Residential	124,072	133,648	(9,576)	-7.2%
Business (1)	80,659	76,197	4,462	5.9%
	204,731	209,845	(5,114)	-2.4%

Video services
Subscribers	11,671	3,866	7,805	201.9%
Homes Enabled	83,000	41,200	41,800	101.5%

(1)         Business voice access lines and business long distance lines included approximately 11,800 and 6,200 lines, respectively, as of March 31, 2013 related to the acquisition of Wavecom.

March 2013 compared to December 2012

	March 31,	December 31,	Change
	2013	2012	Number	Percentage

Voice access lines
Residential	199,044	203,330	(4,286)	-2.1%
Business (1)	196,970	185,142	11,828	6.4%
Public	4,350	4,405	(55)	-1.2%
	400,364	392,877	7,487	1.9%

High-Speed Internet lines
Residential	89,464	88,016	1,448	1.6%
Business	18,810	18,575	235	1.3%
Wholesale	1,013	1,020	(7)	-0.7%
	109,287	107,611	1,676	1.6%

Long distance lines
Residential	124,072	126,551	(2,479)	-2.0%
Business (1)	80,659	74,781	5,878	7.9%
	204,731	201,332	3,399	1.7%

Video services
Subscribers	11,671	9,829	1,842	18.7%
Homes Enabled	83,000	65,000	18,000	27.7%

(1)       Business voice access lines and business long distance lines included approximately 11,800 and 6,200 lines, respectively, as of March 31, 2013 related to the acquisition of Wavecom.

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percentage

Wireline Services
Local voice services	$35,028	$35,697	$(669)	-1.9%
Network access services
Business data	6,186	4,761	1,425	29.9%
Wholesale carrier data	15,464	16,177	(713)	-4.4%
Subscriber line access charge	9,657	9,836	(179)	-1.8%
Switched carrier access	1,768	2,384	(616)	-25.8%
	33,075	33,158	(83)	-0.3%
Long distance services	6,574	7,448	(874)	-11.7%
High-Speed Internet	9,616	8,976	640	7.1%
Video	2,204	497	1,707	343.5%
Equipment and managed services	5,379	8,509	(3,130)	-36.8%
Other	3,377	2,380	997	41.9%
	95,253	96,665	(1,412)	-1.5%
Wireless	712	909	(197)	-21.7%
	$95,965	$97,574	$(1,609)	-1.6%

Channel
Business	$40,516	$42,097	$(1,581)	-3.8%
Consumer	34,647	33,942	705	2.1%
Wholesale	17,232	18,561	(1,329)	-7.2%
Other	3,570	2,974	596	20.0%
	$95,965	$97,574	$(1,609)	-1.6%

The decrease in local services revenues was caused primarily by the decline of $1.8 million of legacy voice offset by $1.1 million of revenue from Wavecom customers acquired in December 2012.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

Business data revenues for the three months ended March 31, 2013 increased when compared to the prior year period because of $1.4 million of revenue from Wavecom customers acquired in December 2012.  Wholesale carrier data revenue decreased because of revenues received from Wavecom in 2012 which we no longer recognize as Wavecom is a wholly-owned subsidiary.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year primarily because an approximate 4.7% growth in our HSI subscribers ($0.4 million of the increase in revenue).

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

Equipment and managed services sales have decreased because of fewer sales and installations of customer premise equipment for certain large government customers during the three months ended March 31, 2013 compared to the same period in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues were comparable to the same period in the prior year.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three months ended March 31, 2013 compared to the costs and expenses for the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$40,284	$40,799	$(515)	-1.3%
Selling, general and administrative expenses	28,379	29,026	(647)	-2.2%
Depreciation and amortization	18,717	16,588	2,129	12.8%

	$87,380	$86,413	$967	1.1%

The Company’s total headcount as of March 31, 2013 was 1,382 compared to 1,323 as of March 31, 2012.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  The decrease for the three month period ended March 31, 2013 compared to the same period in the prior year was because of lower customer premise equipment costs of $2.9 million as a result of decreased customer premise equipment revenues partially offset by an increase in video content costs on a ramp up in Hawaiian Telcom TV subscribers.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The expenses for the three months ended March 31, 2013 compared to the same period in the prior year decreased on reduced pension costs.

Depreciation and amortization for the three month period ended March 31, 2013 increased compared to the same period in the prior year because of new property additions placed into service.

Other Income and (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2013 and 2012 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2013	2012	Amount	Percentage

Interest expense	$(5,540)	$(5,986)	$446	-7.5%
Loss on early extinguishment of debt	—	(5,112)	5,112	-100.0%
Interest income and other	15	12	3	25.0%

	$(5,525)	$(11,086)	$5,561	-50.2%

Interest expense decreased for the three month period ended March 31, 2013 compared to the same period in the prior year primarily because of the benefit of the refinancing which occurred in the first quarter of 2012.

In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

Income Tax Provision

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $55.9 million. From an ongoing operating perspective, our cash requirements in 2013 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our operating activities.

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

Cash Flows for Three Months Ended March 31, 2013 and 2012

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

Net cash provided by operations amounted to $14.9 million for the three months ended March 31, 2013.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $12.5 million for the three months ended March 31, 2012.  The increase in cash provided by operations was because of improved management of working capital.

Cash used in investing activities was $23.3 million for the three months ended March 31, 2013 and was comprised of capital expenditures.  Cash used in investing activities was $19.8 million of capital expenditures for the three months ended March 31, 2012.  The level of capital expenditures for 2013 is expected to be comparable to 2012 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the three months ended March 31, 2013 was related primarily to the repayment of our debt.  Cash used in financing activities for the three months ended March 31, 2012 was related primarily to the refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of March 31, 2013, we had outstanding $297.1 million in aggregate long-term debt.  The term loan has a maturity date of 2017.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2013, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2012 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2012, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, our floating rate obligations consisted of $297.1 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2013 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of March 31, 2013. Based on their evaluations, as of March 31, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on May 6, 2013 announcing its 2013 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 6, 2013	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

May 6, 2013	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan
10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 6, 2013 announcing first quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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