Form 10-Q
period 2013-06-30
Hawaiian Telcom Holdco, Inc.
filed 2013-08-05
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 5, 2013, 10,336,484 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating revenues	$96,997	$94,689	$192,961	$192,263

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	39,960	39,432	80,244	80,231
Selling, general and administrative	28,516	26,994	56,895	56,020
Gain on sale of property	(6,546)	—	(6,546)	—
Depreciation and amortization	19,841	17,354	38,558	33,942

Total operating expenses	81,771	83,780	169,151	170,193

Operating income	15,226	10,909	23,810	22,070

Other income (expense):
Interest expense	(5,083)	(5,414)	(10,623)	(11,400)
Loss on early extinguishment of debt	(3,660)	—	(3,660)	(5,112)
Interest income and other	6	6	21	18

Total other expense	(8,737)	(5,408)	(14,262)	(16,494)

Income before income tax provision (benefit)	6,489	5,501	9,548	5,576

Income tax provision (benefit)	2,538	(20)	3,750	(152)

Net income	$3,951	$5,521	$5,798	$5,728

Net income per common share -
Basic	$0.38	$0.54	$0.56	$0.56
Diluted	$0.36	$0.51	$0.53	$0.54

Weighted average shares used to compute net income per common share -
Basic	10,335,828	10,241,073	10,313,984	10,221,056
Diluted	11,094,681	10,730,095	11,008,101	10,616,201

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$3,951	$5,521	$5,798	$5,728

Other comprehensive income (loss), net of tax -
Unrealized holding gains (losses) arising during period	(9)	2	(28)	(1)
Retirement plan	223	—	445	33,388
Income tax charge on comprehensive income	(87)	—	(175)	—
Other comprehensive income (loss), net of tax -	127	2	242	33,387

Comprehensive income	$4,078	$5,523	$6,040	$39,115

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012

Assets

Current assets
Cash and cash equivalents	$58,420	$66,993
Receivables, net	33,344	34,082
Material and supplies	11,802	11,352
Prepaid expenses	6,786	5,161
Deferred income taxes, current	5,727	5,727
Other current assets	2,062	2,181
Total current assets	118,141	125,496
Property, plant and equipment, net	506,827	507,197
Intangible assets, net	37,337	39,075
Goodwill	1,415	1,569
Deferred income taxes	98,520	102,680
Other assets	11,780	9,075

Total assets	$774,020	$785,092

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$2,362	$3,000
Accounts payable	29,107	36,351
Accrued expenses	15,270	20,537
Advance billings and customer deposits	16,219	15,185
Other current liabilities	4,000	3,961
Total current liabilities	66,958	79,034
Long-term debt	292,818	292,410
Employee benefit obligations	125,851	132,004
Other liabilities	4,734	4,784
Total liabilities	490,361	508,232

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,336,484 and 10,291,897 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	103	103
Additional paid-in capital	166,700	165,941
Accumulated other comprehensive loss	(28,208)	(28,450)
Retained earnings	145,064	139,266
Total stockholders’ equity	283,659	276,860

Total liabilities and stockholders’ equity	$774,020	$785,092

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$5,798	$5,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,558	33,942
Loss on early extinguishment of debt	3,660	5,112
Gain on sale of property	(6,546)	—
Employee retirement benefits	(5,708)	(5,018)
Provision for uncollectibles	1,403	1,905
Stock based compensation	1,151	840
Deferred income taxes	3,985	—
Changes in operating assets and liabilities:
Receivables	(665)	2,716
Material and supplies	(450)	(2,127)
Prepaid expenses and other current assets	(1,816)	(2,065)
Accounts payable and accrued expenses	(9,558)	(3,367)
Advance billings and customer deposits	1,034	1,334
Other current liabilities	39	211
Other	241	394
Net cash provided by operating activities	31,126	39,605

Cash flows from investing activities:
Capital expenditures	(44,978)	(41,235)
Proceeds on sale of property	13,118	—
Net cash used in investing activities	(31,860)	(41,235)

Cash flows from financing activities:
Repayment of capital lease	(284)	—
Repayment of debt including premium	(302,221)	(306,000)
Proceeds from borrowing	298,500	295,500
Loan refinancing costs	(3,442)	(4,130)
Taxes paid related to net share settlement of equity awards	(392)	(45)
Net cash used in financing activities	(7,839)	(14,675)

Net change in cash and cash equivalents	(8,573)	(16,305)
Cash and cash equivalents, beginning of period	66,993	82,063

Cash and cash equivalents, end of period	$58,420	$65,758

Supplemental disclosure of cash flow information: Interest paid, net of amounts capitalized	$12,317	$12,067

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	1,151	—	—	1,151

Sale of stock under warrants	297	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	44,290	—	(392)	—	—	(392)

Net income	—	—	—	—	5,798	5,798

Other comprehensive income, net of tax	—	—	—	242	—	242

Balance, June 30, 2013	10,336,484	$103	$166,700	$(28,208)	$145,064	$283,659

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	840	—	—	840

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	55,247	—	(45)	—	—	(45)

Net income	—	—	—	—	5,728	5,728

Other comprehensive income, net of tax	—	—	—	33,387	—	33,387

Balance, June 30, 2012	10,245,773	$102	$165,123	$(24,131)	$35,012	$176,106

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at June 30, 2013 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $4.4 million and $3.0 million at June 30, 2013 and 2012, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and HPUC fees. Such taxes and fees amounted to $1.8 million and $3.7 million for the three and six months ended June 30, 2013 and $1.8 million and $3.7 million for the three and six months ended June 30, 2012, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic earnings per share - weighted average shares	10,335,828	10,241,073	10,313,984	10,221,056
Effect of dilutive securities:
Employee and director restricted stock units	129,361	106,246	139,786	110,931
Warrants	629,492	382,776	554,331	284,214

Diluted earnings per share - weighted average shares	11,094,681	10,730,095	11,008,101	10,616,201

The computation of weighted average dilutive shares outstanding excluded restrictive stock units to acquire 2,945 shares of common stock for the three month period ended June 30, 2013 and 19,917 shares and 19,919 shares of common stock for the three and six month period ended June 30, 2012, respectively.  The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  Therefore, the effect would be anti-dilutive.

3.  Wavecom Solutions Corporation Acquisition

On December 31, 2012, the Company completed its acquisition of Wavecom Solutions Corporation (“Wavecom”) for $8.7 million in cash, net of cash acquired and final purchase adjustments.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company’s operations.

The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values, and the estimates and assumptions are subject to change within the measurement period, which is one year from the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill.  During the three months ended March 31, 2013, the Company made adjustments to the preliminary purchase price allocation based on additional information as to the existence and value of certain assets.  In addition, the net acquisition price changed with the final purchase adjustments agreed to by the seller.  The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of income for the six months ended June 30, 2013. In addition, these adjustments did not have a significant impact on the Company’s consolidated balance sheets as of December 31, 2012. Therefore, the Company has not retrospectively adjusted the comparative 2012 financial information presented herein.  The adjustments are as follows (dollars in thousands):

			Recognized
	Recognized	Measurement	as of
	as of	Period	Acquisition
	Acquisition	Adjustments	As Revised

Assets -
Property and equipment	$11,898	$876	$12,774
Intangible assets	1,060	(410)	650
Goodwill	1,569	(154)	1,415
Other assets	1,663	—	1,663
	16,190	312	16,502

Liabilities -
Current liabilities	2,360	—	2,360
Payable from Wavecom to the Company	4,037	—	4,037
Non-current liabilities	1,450	—	1,450
	7,847	—	7,847

Net acquisition price	$8,343	$312	$8,655

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012

Customers and other	$36,990	$36,713
Allowance for doubtful accounts	(3,646)	(2,631)

	$33,344	$34,082

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012

Property, plant and equipment	$675,791	$639,343
Less accumulated depreciation and amortization	(168,964)	(132,146)

	$506,827	$507,197

Depreciation expense amounted to $19.1 million and $37.3 million for the three and six months ended June 30, 2013, respectively. Depreciation expense amounted to $16.7 million and $32.6 million for the three and six months ended June 30, 2012, respectively.

In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company’s operations for a purchase price, as amended, of $13.9 million. The sale was subject to due diligence by the buyer and approval of the Hawaii Public Utilities Commission (“HPUC”). The HPUC approval was received in May 2013 and the sale was consummated in June 2013. The net proceeds, net of commissions and other costs paid through escrow of $0.8 million, amounted to $13.1 million.  A gain on the sale of $6.5 million was recognized in the second quarter of 2013 as management concluded the land sold was not grouped with the assets subject to the composite depreciation method.  The HPUC approval requires the Company to spend $0.3 million on training employees on broadband telecommunication deployment and operation.  In addition, the HPUC approval requires the remaining net proceeds to be used for improvement of the Company’s broadband network.  The planned training expenses and network capital spending will be recognized as the costs are incurred.

In January 2013, the Company entered into an agreement to sell most of its radio towers for $3.6 million.  The agreement includes a leaseback by the Company for a minimum period of 10 years to allow it to continue to use the towers for its radio equipment.  The sale is subject to due diligence by the buyer and approval by the HPUC.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$17,440	$7,558	$9,882	$17,850	$6,285	$11,565
Trade name and other	210	55	155	210	—	210
	17,650	7,613	10,037	18,060	6,285	11,775
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$44,950	$7,613	$37,337	$45,360	$6,285	$39,075

Amortization expense amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2013, respectively.  Amortization expense amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2013 (remaining months)	$1,329
2014	2,257
2015	1,917
2016	1,577
2017	1,237
Thereafter	1,720

$10,037

In conjunction with the acquisition of Wavecom, the Company adjusted the carrying value of goodwill in the first quarter of 2013 as further discussed in Note 3.  The revised goodwill amounted to $1.4 million and is included in the wireline segment.

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2013	2012

Salaries and benefits	$13,151	$15,642
Interest	1,000	3,607
Other taxes	1,119	1,288

	$15,270	$20,537

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at June 30,	Final	June 30,	December 31,
	2013	Maturity	2013	2012

Term loan	5.00%	June 2019	$300,000	$299,250
Original issue discount			(4,820)	(3,840)
			295,180	295,410
Current			2,362	3,000

Noncurrent			$292,818	$292,410

The term loan outstanding at June 30, 2013 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of June 30, 2013 resulting in a nominal interest rate currently at 5.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  The excess cash flow payment for the year ended December 31, 2012 amounted to $2.1 million and was paid in March 2013.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ending June 30, 2013 and 2012.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Refinancing 2013

In June 2013, the Company refinanced its term loan debt.  The Company paid a premium on the repayment of the old term loan of $3.0 million.  In addition, the Company paid $3.4 million in underwriting fees and legal costs. The premium on repayment of debt, existing original issue discount, existing deferred financing costs, underwriting fees and legal costs were accounted for in accordance with accounting standards for modification of debt instruments with different terms.  The Company compared each syndicated lenders’ loan under the old term loan with the syndicated lenders’ loan under the new term loans.  For loans under the new term loan that were substantially different, the Company recognized the exchange of debt instruments as a debt extinguishment. For loans under the new term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a modification. As a result of the refinancing, the Company deferred $2.7 million of financing related costs and recognized a loss on early extinguishment of debt of $3.7 million.

Refinancing 2012

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

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2013 are as follows (dollars in thousands):

Year ended December 31,
2013 (remainder of year)	$862
2014	3,000
2015	3,000
2016	3,000
2017	3,000
Thereafter	287,138

$300,000

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

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Service cost	$—	$(12)	$—	$1,538
Interest cost	2,055	2,440	4,111	4,936
Expected asset return	(2,935)	(2,882)	(5,870)	(5,711)
Amortization of loss	148	20	296	242

Net periodic benefit cost	$(732)	$(434)	$(1,463)	$1,005

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Service cost	$277	$251	$555	$503
Interest cost	516	598	1,032	1,196
Amortization of loss	74	40	149	81

Net periodic benefit cost	$867	$889	$1,736	$1,780

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to contribute $12.1 million to its pension plan in 2013.  As of June 30, 2013, the Company has contributed $5.1 million.  The Company presently anticipates contributing the full amount during the remainder of 2013.

9.                                      Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income tax provision at statutory rate	$2,206	$1,870	$3,246	$1,896
Increase (decrease) resulting from:
State income taxes, net of federal income tax	156	200	193	71
Other	176	—	311	—
Valuation allowance	—	(2,090)	—	(2,119)

Income tax provision (benefit)	$2,538	$(20)	$3,750	$(152)

The Company evaluates its tax positions for liability recognition.  As of June 30, 2013, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2013 or 2012.  All tax years from 2009 remain open for both federal and Hawaii state purposes.

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

As of June 30, 2013, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2013 and 2012 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2013
Nonvested at January 1, 2013	223,224	$15
Granted	179,829	20
Vested	(63,759)	16
Forfeited	(13,602)	18
Nonvested at June 30, 2013	325,692	$17

2012
Nonvested at January 1, 2012	248,951	$17
Granted	116,987	16
Vested	(57,957)	26
Forfeited	(1,539)	26
Nonvested at June 30, 2012	306,442	$15

The Company recognized compensation expense of $0.7 million and $1.2 million for the three and six months ended June 30, 2013, respectively.  The Company recognized compensation expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2012, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the six months ended June 30, 2013 and 2012 was $1.3 million and $1.0 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 19,471 and 2,715 for the six months ended June 30, 2013 and 2012, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities were $0.4 million and less than $0.1 million for the six months ended June 30, 2013 and 2012, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

11.  Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Retirement plans
Amortization of loss	223	60	445	323
Income tax charge on comprehensive income	(87)	—	(175)	—

Net of tax	$136	$60	$270	$323

The amortization of loss was recognized primarily in selling, general and administrative expense for both the years ended June 30, 2013 and 2012.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

June 30, 2013
Assets - investment in U.S. Treasury obligations (Level 1)	$895	$895
Liabilities - long-term debt (carried at cost, Level 2)	300,000	299,250

December 31, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$905	$905
Liabilities - long-term debt (carried at cost, Level 2)	295,410	302,000

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	June 30,	December 31,
	2013	2012

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$895	$905
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$895	$905

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	299,250	302,000
Significant unobservable inputs (Level 3)	—	—
	$299,250	$302,000

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

The following table provides operating financial information for the Company’s two reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Wireless	Elimination	Total

For the three months ended June 30, 2013
Operating revenues
Local voice and other retail services	$63,933	$1,075	$(380)	$64,628
Network access services	32,369	—	—	32,369
	$96,302	$1,075	$(380)	$96,997

Depreciation and amortization	$19,841	$—	$—	$19,841
Net income	3,658	293	—	3,951

For the six months ended June 30, 2013
Operating revenues
Local voice and other retail services	$126,110	$2,175	$(767)	$127,518
Network access services	65,443	—	—	65,443
	$191,553	$2,175	$(767)	$192,961

Depreciation and amortization	$38,558	$—	$—	$38,558
Net income	5,375	423	—	5,798
Capital expenditures	42,023	—	—	42,023

Assets as of December 31, 2012	$784,585	$507	$—	$785,092

For the three months ended June 30, 2012
Operating revenues
Local voice and other retail services	$61,578	$1,232	$(376)	$62,434
Network access services	32,255	—	—	32,255
	$93,833	$1,232	$(376)	$94,689

Depreciation and amortization	$17,354	$—	$—	$17,354
Net income	5,366	155	—	5,521

For the six months ended June 30, 2012
Operating revenues
Local voice and other retail services	$125,085	$2,484	$(719)	$126,850
Network access services	65,413	—	—	65,413
	$190,498	$2,484	$(719)	$192,263

Depreciation and amortization	$33,942	$—	$—	$33,942
Net income	5,363	365	—	5,728
Capital expenditures	40,200	—	—	40,200

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

Wireline Services

The Wireline Services segment derives revenue from the following sources:

Local Voice Services — We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Operating Revenues

The following tables summarize our volume information as of June 30, 2013 and 2012, and our operating revenues for the three and six months ended June 30, 2013 and 2012.  For comparability, we also present volume information as of June 30, 2013 compared to March 31, 2013.  In the third quarter of 2012, certain reclassifications were made to the channel information for operating revenues to align to the way we manage our business.  The information for the three and six months ended June 30, 2012, presented for comparative purposes, has been reclassified to conform to the new presentation.

Volume Information

June 2013 compared to June 2012

	June 30,	June 30,	Change
	2013	2012	Number	Percentage

Voice access lines
Residential	194,365	212,668	(18,303)	-8.6%
Business (1)	195,756	185,574	10,182	5.5%
Public	4,291	4,493	(202)	-4.5%
	394,412	402,735	(8,323)	-2.1%

High-Speed Internet lines
Residential	89,737	86,021	3,716	4.3%
Business	18,986	17,990	996	5.5%
Wholesale	998	1,122	(124)	-11.1%
	109,721	105,133	4,588	4.4%

Long distance lines
Residential	121,591	131,082	(9,491)	-7.2%
Business (1)	79,956	75,763	4,193	5.5%
	201,547	206,845	(5,298)	-2.6%

Video
Subscribers	13,618	6,354	7,264	114.3%
Homes Enabled	100,000	50,149	49,851	99.4%

(1)         Business voice access lines and business long distance lines included approximately 11,400 and 6,200, respectively, as of June 30, 2013 related to the acquisition of Wavecom.

June 2013 compared to March 2013

	June 30,	March 31,	Change
	2013	2013	Number	Percentage

Voice access lines
Residential	194,365	199,044	(4,679)	-2.4%
Business	195,756	196,970	(1,214)	-0.6%
Public	4,291	4,350	(59)	-1.4%
	394,412	400,364	(5,952)	-1.5%

High-Speed Internet lines
Residential	89,737	89,464	273	0.3%
Business	18,986	18,810	176	0.9%
Wholesale	998	1,013	(15)	-1.5%
	109,721	109,287	434	0.4%

Long distance lines
Residential	121,591	124,072	(2,481)	-2.0%
Business	79,956	80,659	(703)	-0.9%
	201,547	204,731	(3,184)	-1.6%

Video
Subscribers	13,618	11,671	1,947	16.7%
Homes Enabled	100,000	83,000	17,000	20.5%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Wireline Services
Local voice services	$34,637	$35,730	$(1,093)	-3.1%
Network access services
Business data	6,416	4,791	1,625	33.9%
Wholesale carrier data	14,809	15,457	(648)	-4.2%
Subscriber line access charge	9,408	9,756	(348)	-3.6%
Switched carrier access	1,736	2,251	(515)	-22.9%
	32,369	32,255	114	0.4%
Long distance services	6,139	7,159	(1,020)	-14.2%
High-Speed Internet	9,880	8,959	921	10.3%
Video	2,864	1,035	1,829	176.7%
Equipment and managed services	7,117	6,380	737	11.6%
Other	3,296	2,316	980	42.3%
	96,302	93,834	2,468	2.6%
Wireless	695	855	(160)	-18.7%
	$96,997	$94,689	$2,308	2.4%

Channel
Business	$42,565	$39,766	$2,799	7.0%
Consumer	34,849	34,350	499	1.5%
Wholesale	16,545	17,708	(1,163)	-6.6%
Other	3,038	2,865	173	6.0%
	$96,997	$94,689	$2,308	2.4%

For Six Months

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Wireline Services
Local voice services	$69,664	$71,427	$(1,763)	-2.5%
Network access services
Business data	12,603	9,552	3,051	31.9%
Wholesale carrier data	30,273	31,634	(1,361)	-4.3%
Subscriber line access charge	19,065	19,592	(527)	-2.7%
Switched carrier access	3,502	4,635	(1,133)	-24.4%
	65,443	65,413	30	0.0%
Long distance services	12,713	14,607	(1,894)	-13.0%
High-Speed Internet	19,496	17,935	1,561	8.7%
Video	5,067	1,532	3,535	230.7%
Equipment and managed services	12,496	14,889	(2,393)	-16.1%
Other	6,674	4,696	1,978	42.1%
	191,553	190,499	1,054	0.6%
Wireless	1,408	1,764	(356)	-20.2%
	$192,961	$192,263	$698	0.4%

Channel
Business	$83,081	$81,863	$1,218	1.5%
Consumer	69,496	68,292	1,204	1.8%
Wholesale	33,774	36,269	(2,495)	-6.9%
Other	6,610	5,839	771	13.2%
	$192,961	$192,263	$698	0.4%

The decrease in local services revenues was caused primarily by the decline of $2.0 million and $3.8 million of voice access lines for the three and six month periods, respectively. This was offset by $0.9 million and $2.0 million of revenue for the three and six month periods, respectively, from Wavecom customers acquired in December 2012.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable.  These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention.  We are also reemphasizing win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention and growth.

Business data revenue for the three and six months ended June 30, 2013 increased when compared to the prior year period because of $1.6 million and $3.3 million, respectively, of revenue from Wavecom customers acquired in December 2012.  Wholesale carrier revenue decreased because of revenues received from Wavecom in 2012 which we no longer recognize as Wavecom is a wholly-owned subsidiary.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year primarily because an approximate 4.4% growth in our HSI subscribers as well as improved revenue per subscriber with increased bandwidth offerings.

On July 1, 2011, we commercially launched our video service on the island of Oahu.  We are rolling out Hawaiian Telcom TV gradually to selected areas to ensure delivery of superior service and an ongoing excellent customer experience.  Our volume is ramping up as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services sales have increased for the quarterly period and decreased for six month period because of changes in the volume of sales and installations of customer premise equipment for certain large government customers during the three and six months ended June 30, 2013 compared to the same periods in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

The increase in other wireline services revenue for the three and six months ended June 30, 2013 compared to the same periods in the prior year is because of revenue from Wavecom of $0.4 million and $0.8 million, respectively.  In addition, business VoIP equipment usage fees amounted to $0.4 million and $0.8 million for the three and six months ended June 30, 2013 and were negligible in the prior year periods.

Wireless revenues declined when compared to the same periods in the prior year as there has been a reduction in marketing effort as we focus on other products.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2013 compared to the costs and expenses for the three and six months ended June 30, 2012 (dollars in thousands):

For Three Months

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$39,960	$39,432	$528	1.3%
Selling, general and administrative expenses	28,516	26,994	1,522	5.6%
Gain on sale of property	(6,546)	—	(6,546)	NA
Depreciation and amortization	19,841	17,354	2,487	14.3%

	$81,771	$83,780	$(2,009)	-2.4%

For Six Months

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$80,244	$80,231	$13	0.0%
Selling, general and administrative expenses	56,895	56,020	875	1.6%
Gain on sale of property	(6,546)	—	(6,546)	NA
Depreciation and amortization	38,558	33,942	4,616	13.6%

	$169,151	$170,193	$(1,042)	-0.6%

The Company’s total headcount as of June 30, 2013 was 1,377 compared to 1,345 as of June 30, 2012.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of revenues were comparable for the three and six months ended June 30, 2013 relative to the same periods in the prior year.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The increase for the three months ended June 30, 2013 compared to the same period in the prior year was because of increased wage costs of $0.8 million on higher average headcount.   The increase for the six months ended June 30, 2013 compared to the same period in the prior year was because of increased gross receipts taxes of $0.9 million as there were beneficial settlements related to such taxes in the prior year.

We sold a parcel of land and warehouse not actively used in the Company’s operations for a purchase price, as amended, of $13.9 million.  A gain on the sale of $6.5 million was recognized in the second quarter of 2013.  The HPUC approval of the sale provides we spend $0.3 million on training employees on broadband telecommunication deployment and operation.  In addition, the HPUC approval requires the remaining proceeds be used for improvement to our broadband network.

Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

For Three Months

	Three Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Interest expense	$(5,083)	$(5,414)	$331	-6.1%
Loss on early extinguishment of debt	(3,660)	—	(3,660)	NA
Interest income and other	6	6	—	0.0%

	$(8,737)	$(5,408)	$(3,329)	61.6%

For Six Months

	Six Months Ended
	June 30,		Change
	2013	2012	Amount	Percentage

Interest expense	$(10,623)	$(11,400)	$777	-6.8%
Loss on early extinguishment of debt	(3,660)	(5,112)	1,452	-28.4%
Interest income and other	21	18	3	16.7%

	$(14,262)	$(16,494)	$2,232	-13.5%

Interest expense decreased for the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily because of the lower interest rates on the refinanced debt.

In connection with the refinancing of debt in the second quarter of 2013 and the first quarter of 2012, we incurred charges of $3.7 million and $5.1 million, respectively, which consisted of the loss on the repayment of the old debt and certain refinancing costs.

Income Tax Benefit

As of December 31, 2011, we had maintained a full valuation allowance over our net deferred income tax assets.  This situation resulted from our having a short history as a new entity (post Chapter 11).  From emergence in 2010 through 2012, we have generated earnings in all periods.  As a result of our continued positive annual earnings, as well as positive forecasted earnings in the future, management concluded that it was more than likely than not that we will realize our deferred income tax assets, and therefore, we released our valuation allowance as of December 31, 2012.  If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of our deferred income tax assets.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $58.4 million. From an ongoing operating perspective, our cash requirements in 2013 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

We have continued to take actions to conserve cash and improve liquidity.  Efforts have also been taken to generate further operating efficiencies and focus on expense management.  We have focused on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Any sustained declines in the value of pension trust assets or relatively high levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

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

Cash Flows for Six Months Ended June 30, 2013 and 2012

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

Net cash provided by operations amounted to $31.1 million for the six months ended June 30, 2013.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $39.6 million for the six months ended June 30, 2012.  The decrease in cash provided by operations was primarily because of working capital needs during the six month ended June 30, 2013.

Cash used in investing activities included capital expenditures of $45.0 million and $41.2 million for the six months ended June 30, 2013 and 2012, respectively.  The level of capital expenditures for 2013 is expected to be slightly higher than 2012 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the six months ended June 30, 2013 and 2012 includes the impact of the 2013 and 2012 refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of June 30, 2013, we had outstanding $300.0 million in aggregate long-term debt.  The term loan has a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2013, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2012 in our Form 10-K other than related to our new debt which obligations are as follows (dollars in thousands):

	2013 (remainder)	2016 and	2018 and
	to 2015	2017	Thereafter	Total

Term loan facility	$6,862	$6,000	$287,138	$300,000
Debt interest	37,151	29,051	21,395	87,597

	$44,013	$35,051	$308,533	$387,597

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, our floating rate obligations consisted of $300.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2013 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of June 30, 2013. Based on their evaluations, as of June 30, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Effective July 30, 2013, the Company reorganized its marketing organization, creating a business product marketing group that will be incorporated into the business sales organization and a consumer product marketing group that will be incorporated into the consumer sales organization. As part of the reorganization, the position of SVP- Strategy and Marketing, held by Bradley J. Fisher, was eliminated.  In accordance with the terms of his employment agreement and a waiver of claims, Mr. Fisher will receive continued base salary payments and continued health care coverage benefits for a maximum of twelve (12) months following June 30, 2013.

Hawaiian Telcom Holdco, Inc. issued a press release on August 5, 2013 announcing its 2013 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 5, 2013	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

August 5, 2013	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1

Amendment No. 1 dated June 6, 2013 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 5, 2013 announcing second quarter earnings.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*