Form 10-Q
period 2013-09-30
Hawaiian Telcom Holdco, Inc.
filed 2013-11-12
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2013, 10,339,517 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating revenues	$97,682	$96,647	$290,643	$288,910

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,829	41,176	122,073	121,407
Selling, general and administrative	27,965	26,547	84,860	82,567
Gain on sale of property	—	—	(6,546)	—
Depreciation and amortization	19,974	18,023	58,532	51,965

Total operating expenses	89,768	85,746	258,919	255,939

Operating income	7,914	10,901	31,724	32,971

Other income (expense):
Interest expense	(4,089)	(5,490)	(14,712)	(16,890)
Loss on early extinguishment of debt	—	—	(3,660)	(5,112)
Interest income and other	7	10	28	28

Total other expense	(4,082)	(5,480)	(18,344)	(21,974)

Income before income tax provision (benefit)	3,832	5,421	13,380	10,997

Income tax provision (benefit)	1,771	(194)	5,521	(346)

Net income	$2,061	$5,615	$7,859	$11,343

Net income per common share -
Basic	$0.20	$0.55	$0.76	$1.11
Diluted	$0.18	$0.52	$0.71	$1.06

Weighted average shares used to compute net income per common share -
Basic	10,337,488	10,246,335	10,321,905	10,230,719
Diluted	11,206,159	10,708,454	11,096,177	10,658,517

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$2,061	$5,615	$7,859	$11,343

Other comprehensive income (loss), net of tax -
Unrealized holding gains (losses) arising during period	6	(1)	(22)	(2)
Retirement plan	222	260	667	33,648
Income tax charge on comprehensive income	(88)	—	(263)	—
Other comprehensive income, net of tax -	140	259	382	33,646

Comprehensive income	$2,201	$5,874	$8,241	$44,989

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012

Assets

Current assets
Cash and cash equivalents	$45,114	$66,993
Receivables, net	36,706	34,082
Material and supplies	15,268	11,352
Prepaid expenses	5,344	5,161
Deferred income taxes	5,892	5,727
Other current assets	2,751	2,181
Total current assets	111,075	125,496
Property, plant and equipment, net	517,874	507,197
Intangible assets, net	41,052	39,075
Goodwill	11,783	1,569
Deferred income taxes	94,908	102,680
Other assets	12,315	9,075

Total assets	$789,007	$785,092

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	39,102	36,351
Accrued expenses	16,227	20,537
Advance billings and customer deposits	16,159	15,185
Other current liabilities	5,387	3,961
Total current liabilities	79,875	79,034
Long-term debt	292,248	292,410
Employee benefit obligations	121,014	132,004
Other liabilities	9,309	4,784
Total liabilities	502,446	508,232

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,338,737 and 10,291,897 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	103	103
Additional paid-in capital	167,401	165,941
Accumulated other comprehensive loss	(28,068)	(28,450)
Retained earnings	147,125	139,266
Total stockholders’ equity	286,561	276,860

Total liabilities and stockholders’ equity	$789,007	$785,092

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$7,859	$11,343
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,532	51,965
Loss on early extinguishment of debt	3,660	5,112
Gain on sale of property	(6,546)	—
Employee retirement benefits	(10,324)	(11,001)
Provision for uncollectibles	2,003	2,526
Stock based compensation	1,886	1,343
Deferred income taxes	6,018	—
Changes in operating assets and liabilities:
Receivables	(4,142)	(1,552)
Material and supplies	(3,916)	(2,153)
Prepaid expenses and other current assets	(1,064)	(2,600)
Accounts payable and accrued expenses	(2,064)	1,768
Advance billings and customer deposits	323	980
Other current liabilities	106	296
Other	2,446	1,021
Net cash provided by operating activities	54,777	59,048

Cash flows from investing activities:
Capital expenditures	(69,809)	(61,019)
Acquisitions	(11,858)	—
Proceeds on sale of property	13,118	—
Net cash used in investing activities	(68,549)	(61,019)

Cash flows from financing activities:
Repayment of capital lease	(406)	—
Repayment of debt including premium	(302,333)	(306,000)
Proceeds from borrowing	298,500	295,500
Loan refinancing costs	(3,442)	(4,130)
Taxes paid related to net share settlement of equity awards	(426)	(53)
Net cash used in financing activities	(8,107)	(14,683)

Net change in cash and cash equivalents	(21,879)	(16,654)
Cash and cash equivalents, beginning of period	66,993	82,063

Cash and cash equivalents, end of period	$45,114	$65,409

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$14,416	$17,054

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	1,886	—	—	1,886

Sale of stock under warrants	297	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,543	—	(426)	—	—	(426)

Net income	—	—	—	—	7,859	7,859

Other comprehensive income, net of tax	—	—	—	382	—	382

Balance, September 30, 2013	10,338,737	$103	$167,401	$(28,068)	$147,125	$286,561

Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196

Stock based compensation	—	—	1,343	—	—	1,343

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	56,109	—	(53)	—	—	(53)

Net income	—	—	—	—	11,343	11,343

Other comprehensive income, net of tax	—	—	—	33,646	—	33,646

Balance, September 30, 2012	10,246,635	$102	$165,618	$(23,872)	$40,627	$182,475

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

Organization

The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries — Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated incumbent local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2013 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $6.2 million and $2.4 million at September 30, 2013 and 2012, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $1.9 million and $5.6 million for the three and nine months ended September 30, 2013 and $1.6 million and $5.3 million for the three and nine months ended September 30, 2012, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Basic earnings per share - weighted average shares	10,337,488	10,246,335	10,321,905	10,230,719
Effect of dilutive securities:
Employee and director restricted stock units	173,405	124,301	166,461	124,871
Warrants	695,266	337,818	607,811	302,927

Diluted earnings per share - weighted average shares	11,206,159	10,708,454	11,096,177	10,658,517

The computation of weighted average dilutive shares outstanding excluded restrictive stock units to acquire 18,610 shares and 18,612 shares of common stock for the three and nine month period ended September 30, 2012, respectively.  The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  Therefore, the effect would be anti-dilutive.  There was no such exclusion for the three and nine month periods ended September 30, 2013.

3.  Acquisitions

SystemMetrics Corporation

On September 30, 2013, the Company completed its acquisition of all of SystemMetrics Corporation (“SystemMetrics”) common stock for $16.3 million.  Of the total purchase price, $11.9 million was payable at closing, net of cash acquired and purchase price adjustments.  A balance of $3.3 million is subject to an earn-out over a three year period.  Payment of the earn-out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics’ key executive.  The purchase transaction has been accounted for as a business combination.  For financial reporting purposes, the earn-out will be accounted for as compensation expense as earned.

SystemMetrics provides virtual and physical data center colocation services in the State of Hawaii along with other telecommunication services that are complementary to the Company’s operations.  Transaction costs amounted to $0.4 million.  These costs were primarily professional fees and recognized as general and administrative expenses as incurred.

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

Assets -
Property and equipment	$3,781
Intangible assets	4,380
Goodwill	10,368
Other assets	643
19,172

Liabilities -
Current liabilities	3,684
Non-current liabilities	2,304
Deferred income taxes	1,326
7,314

Net acquisition price	$11,858

Because the acquisition occurred on September 30, 2013, the financial results of SystemMetrics had no impact on the Company’s consolidated statements of income for the three or nine months ended September 30, 2013.

The fair value of property, plant and equipment was based on the highest and best use of the specific properties.  To determine fair value the Company considered and applied primarily the cost approach.  This approach considers the amount required to construct or purchase a new asset of equal utility at current prices with adjustments to the value for physical deterioration, functional obsolescence and economic obsolescence.  The fair value of intangible assets including the brand name and customer relationship intangibles were based on discounted cash flows from projections of results of operations for SystemMetrics.

The goodwill recognized is attributed to the anticipated synergies to be achieved by combining the operations of the Company and SystemMetrics.  The goodwill is not deductible for income tax reporting purposes and is anticipated to be attributed to a newly formed data center segment.

The following unaudited pro forma results of operations are provided for the three and nine months ended September 30, 2013 and 2012 as if the acquisition of SystemMetrics occurred on January 1, 2012.  The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of SystemMetrics.  Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the 2013 to the 2012 periods.

These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any costs savings or synergies that resulted, or will result, from the acquisition or any estimated costs that will be incurred to integrate SystemMetrics.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions as well as other factors.

The pro forma results are as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$99,649	$98,512	$296,443	$294,411
Expenses	91,610	87,885	264,808	262,631
Operating income	8,039	10,627	31,635	31,780
Other income (expense)	(4,082)	(5,480)	(18,344)	(21,974)
Income before income tax benefit	3,957	5,147	13,291	9,806
Income tax expense (benefit)	1,301	(298)	4,970	(799)

Net income	$2,656	$5,445	$8,321	$10,605

Wavecom Solutions Corporation

On December 31, 2012, the Company completed its acquisition of Wavecom Solutions Corporation (“Wavecom”) for $8.7 million in cash, net of cash acquired and final purchase adjustments.  Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company’s operations.

The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values, and the estimates and assumptions are subject to change within the measurement period, which is one year from the acquisition date. The measurement period remains open as of September 30, 2013 as the Company continues to evaluate additional information obtained related to the amount recognized for certain estimated liabilities. The excess of the purchase price over those fair values was recorded as goodwill.  During the three months ended March 31, 2013, the Company made adjustments to the preliminary purchase price allocation based on additional information as to the existence and value of certain assets.  In addition, the net acquisition price changed with the final purchase adjustments agreed to by the seller.  The measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of income for the nine months ended September 30, 2013. In addition, these adjustments did not have a significant impact on the Company’s consolidated balance sheets as of December 31, 2012. Therefore, the Company has not retrospectively adjusted the comparative 2012 financial information presented herein.  The adjustments are as follows (dollars in thousands):

			Recognized
	Recognized	Measurement	as of
	as of	Period	Acquisition
	Acquisition	Adjustments	As Revised

Assets -
Property and equipment	$11,898	$876	$12,774
Intangible assets	1,060	(410)	650
Goodwill	1,569	(154)	1,415
Other assets	1,663	—	1,663
	16,190	312	16,502

Liabilities -
Current liabilities	2,360	—	2,360
Payable from Wavecom to the Company	4,037	—	4,037
Non-current liabilities	1,450	—	1,450
	7,847	—	7,847

Net acquisition price	$8,343	$312	$8,655

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012

Customers and other	$40,328	$36,713
Allowance for doubtful accounts	(3,622)	(2,631)

	$36,706	$34,082

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012

Property, plant and equipment	$705,519	$639,343
Less accumulated depreciation and amortization	(187,645)	(132,146)

	$517,874	$507,197

Depreciation expense amounted to $19.3 million and $56.5 million for the three and nine months ended September 30, 2013, respectively.  Depreciation expense amounted to $17.3 million and $49.9 million for the three and nine months ended September 30, 2012, respectively.

In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company’s operations for a purchase price of $13.9 million.  The sale was subject to due diligence by the buyer and approval of the Hawaii Public Utilities Commission (“HPUC”).  The HPUC approval was received in May 2013 and the sale was consummated in June 2013.  The net proceeds, net of commissions and other costs paid through escrow of $0.8 million, amounted to $13.1 million.  A gain on the sale of $6.5 million was recognized in the second quarter of 2013 as management concluded the land sold was not grouped with the assets subject to the composite depreciation method.  The HPUC approval requires the Company to spend $0.3 million on training employees on broadband telecommunication deployment and operation.  In addition, the HPUC approval provides for the Company to make improvements to its broadband network in an amount equal to the net proceeds less the training cost commitment.  The planned training expenses and network capital spending will be recognized as the costs are incurred.

In January 2013, the Company entered into an agreement to sell most of its radio towers for $3.6 million.  The sale was subject to due diligence by the buyer.  In November 2013, the buyer, as a result of a change in its ownership, issued a termination notice of the purchase per the provisions of the agreement.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$21,709	$8,194	$13,515	$17,850	$6,285	$11,565
Trade name and other	320	83	237	210	—	210
	22,029	8,277	13,752	18,060	6,285	11,775
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$8,277	$41,052	$45,360	$6,285	$39,075

Amortization expense amounted to $0.7 million and $2.0 million for the three and nine months ended September 30, 2013, respectively.  Amortization expense amounted to $0.7 million and $2.1 million for the three and nine months ended September 30, 2012, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2013 (remaining months)	$828
2014	2,896
2015	2,498
2016	2,100
2017	1,703
Thereafter	3,727

$13,752

With the acquisition of SystemMetrics, the Company recognized customer relationship intangibles of $3.6 million with a useful life of 13 years and a trade name of $0.1 million with a useful life of four years.  The determination of useful lives for customer relationships was based on historical and expected customer attrition rates.  The Company will use an accelerated amortization method reflecting the rate of expected customer attrition.

In conjunction with the acquisition of Wavecom, the Company adjusted the carrying value of goodwill in the first quarter of 2013 as further discussed in Note 3.  The revised goodwill amounted to $1.4 million and is included in the wireline segment.  In conjunction with the acquisition of SystemMetrics, the Company recognized goodwill of $10.4 million which is expected to be attributed to the data center colocation services segment.

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2013	2012

Salaries and benefits	$12,666	$15,642
Interest	2,541	3,607
Other taxes	1,020	1,288

	$16,227	$20,537

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at September 30,	Final	September 30,	December 31,
	2013	Maturity	2013	2012

Term loan	5.00%	June 2019	$299,888	$299,250
Original issue discount			(4,640)	(3,840)
			295,248	295,410
Current			3,000	3,000

Noncurrent			$292,248	$292,410

The term loan outstanding at September 30, 2013 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of September 30, 2013 resulting in an interest rate currently at 5.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required for prepayment is dependent on the Company’s leverage ratio.  The excess cash flow prepayment for the year ended December 31, 2012 amounted to $2.1 million and was paid in March 2013.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ending September 30, 2013 and 2012.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2013 are as follows (dollars in thousands):

Year ended December 31,
2013 (remainder of year)	$750
2014	3,000
2015	3,000
2016	3,000
2017	3,000
Thereafter	287,138

$299,888

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

The Company amended its union pension plan on January 24, 2012 for the freeze of benefits effective March 1, 2012.  This resulted in a reduction of the projected benefit obligation by $30.2 million which is the difference between the accumulated benefit obligation and projected benefit obligation at that date.  The liability as of January 24, 2012 was measured using a discount rate of 4.54%.  The union pension trust assets were also measured as of this date.  The reduction in the net recorded liability of $33.4 million was used to offset actuarial losses previously recognized in accumulated other comprehensive loss.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost (benefit)	$—	$(50)	$—	$1,488
Interest cost	2,055	2,557	6,166	7,493
Expected asset return	(2,934)	(2,890)	(8,804)	(8,601)
Amortization of loss	148	131	444	373

Net periodic benefit cost	$(731)	$(252)	$(2,194)	$753

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service cost	$277	$221	$832	$724
Interest cost	516	576	1,548	1,772
Amortization of loss	74	7	223	88

Net periodic benefit cost	$867	$804	$2,603	$2,584

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012 that it expected to contribute $12.1 million to its pension plan in 2013.  As of September 30, 2013, the Company has contributed $9.4 million.  The Company presently anticipates contributing the full amount during the remainder of 2013.

9.  Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income tax provision at statutory rate	$1,303	$1,843	$4,549	$3,739
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(86)	137	122	208
Other	554	—	850	—
Valuation allowance	—	(2,174)	—	(4,293)

Income tax provision (benefit)	$1,771	$(194)	$5,521	$(346)

Through December 31, 2012, the Company maintained a full valuation allowance over its net deferred income tax assets.  Based on consistent earnings after its 2010 emergence from Chapter 11 through December 31, 2012, the Company released its valuation allowance as of that date.  For the three months and nine months ended September 30, 2012, the existence of the full valuation allowance resulted in an income tax benefit reflecting certain tax credits.

The Company evaluates its tax positions for liability recognition.  As of September 30, 2013, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2013 or 2012.  All tax years from 2009 remain open for both federal and Hawaii state purposes.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued regulations that provide guidance with respect to the treatment of materials and supplies, capitalization of amounts paid to acquire or produce tangible property, and the determination of whether an expenditure with respect to tangible property is a deductible repair or must be capitalized.  The Company evaluated the impact of the new regulations and concluded that the new regulations will not have a significant impact on its consolidated financial statements.

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

As of September 30, 2013, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2013 and 2012 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2013
Nonvested at January 1, 2013	223,224	$15
Granted	181,330	20
Vested	(67,233)	17
Forfeited	(22,918)	17
Nonvested at September 30, 2013	314,403	$17

2012
Nonvested at January 1, 2012	248,951	$17
Granted	118,647	16
Vested	(59,264)	26
Forfeited	(19,205)	26
Nonvested at September 30, 2012	289,129	$15

The Company recognized compensation expense of $0.7 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.  The Company recognized compensation expense of $0.5 million and $1.3 million for the three and nine months ended September 30, 2012, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the nine months ended September 30, 2013 and 2012 was $1.3 million and $1.0 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 20,692 and 3,160 for the nine months ended September 30, 2013 and 2012, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities were $0.4 million and less than $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

11.  Other Comprehensive Income

Reclassifications out of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Retirement plans
Amortization of loss	222	138	667	461
Income tax charge on comprehensive income	(88)	—	(263)	—

Net of tax	$134	$138	$404	$461

The amortization of loss was recognized primarily in selling, general and administrative expense for both the nine months ended September 30, 2013 and 2012.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

September 30, 2013
Assets - investment in U.S. Treasury obligations (Level 1)	$891	$891
Liabilities - long-term debt (carried at amortized cost, Level 2)	295,248	300,638

December 31, 2012
Assets - investment in U.S. Treasury obligations (Level 1)	$905	$905
Liabilities - long-term debt (carried at amortized cost, Level 2)	295,410	302,000

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$891	$905
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$891	$905

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	300,638	302,000
Significant unobservable inputs (Level 3)	—	—

	$300,638	$302,000

Assets and liabilities measured at fair value on a non-recurring basis for the nine months ended September 30, 2013 represent those recognized in conjunction with the acquisition of SystemMetrics as of September 30, 2013.  A summary of the valued assets and liabilities is included in Note 3 including a discussion of the valuation methodology.  The majority of assets and liabilities were valued using level 3 unobservable inputs.

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

The following table provides operating financial information for the Company’s two existing reportable segments (dollars in thousands):

	Wireline		Intersegment
	Services	Other	Elimination	Total

For the three months ended September 30, 2013
Operating revenues
Local voice and other retail services	$64,809	$1,061	$(385)	$65,485
Network access services	32,197	—	—	32,197
	$97,006	$1,061	$(385)	$97,682

Depreciation and amortization	$19,974	$—	$—	$19,974
Net income	1,922	139	—	2,061

For the nine months ended September 30, 2013
Operating revenues
Local voice and other retail services	$190,919	$3,236	$(1,152)	$193,003
Network access services	97,640	—	—	97,640
	$288,559	$3,236	$(1,152)	$290,643

Depreciation and amortization	$58,532	$—	$—	$58,532
Net income	7,297	562	—	7,859
Capital expenditures	68,599	—	—	68,599

Assets as of December 31, 2012	$784,585	$507	$—	$785,092

For the three months ended September 30, 2012
Operating revenues
Local voice and other retail services	$63,721	$1,114	$(309)	$64,526
Network access services	32,121	—	—	32,121
	$95,842	$1,114	$(309)	$96,647

Depreciation and amortization	$18,023	$—	$—	$18,023
Net income	5,557	58	—	5,615

For the nine months ended September 30, 2012
Operating revenues
Local voice and other retail services	$188,806	$3,598	$(1,028)	$191,376
Network access services	97,534	—	—	97,534
	$286,340	$3,598	$(1,028)	$288,910

Depreciation and amortization	$51,965	$—	$—	$51,965
Net income	10,920	423	—	11,343
Capital expenditures	59,409	—	—	59,409

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

•      our ability to integrate recent business acquisitions;

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Operating Revenues

The following tables summarize our volume information as of September 30, 2013 and 2012, and our operating revenues for the three and nine months ended September 30, 2013 and 2012.  For comparability, we also present volume information as of September 30, 2013 compared to June 30, 2013.

Volume Information

September 2013 compared to September 2012

	September 30,	September 30,	Change
	2013	2012	Number	Percentage

Voice access lines
Residential	190,013	207,732	(17,719)	-8.5%
Business (1)	194,623	185,849	8,774	4.7%
Public	4,246	4,467	(221)	-4.9%
	388,882	398,048	(9,166)	-2.3%

High-Speed Internet lines
Residential	90,253	86,570	3,683	4.3%
Business	19,163	18,260	903	4.9%
Wholesale	986	1,014	(28)	-2.8%
	110,402	105,844	4,558	4.3%

Long distance lines
Residential	119,096	128,760	(9,664)	-7.5%
Business (1)	79,320	75,529	3,791	5.0%
	198,416	204,289	(5,873)	-2.9%

Video
Subscribers	15,796	8,444	7,352	87.1%
Homes Enabled	111,000	59,422	51,578	86.8%

(1)         Business voice access lines and business long distance lines included approximately 11,000 and 6,100, respectively, as of September 30, 2013 related to the acquisition of Wavecom.

September 2013 compared to June 2013

	September 30,	June 30,	Change
	2013	2013	Number	Percentage

Voice access lines
Residential	190,013	194,365	(4,352)	-2.2%
Business	194,623	195,756	(1,133)	-0.6%
Public	4,246	4,291	(45)	-1.0%
	388,882	394,412	(5,530)	-1.4%

High-Speed Internet lines
Residential	90,253	89,737	516	0.6%
Business	19,163	18,986	177	0.9%
Wholesale	986	998	(12)	-1.2%
	110,402	109,721	681	0.6%

Long distance lines
Residential	119,096	121,591	(2,495)	-2.1%
Business	79,320	79,956	(636)	-0.8%
	198,416	201,547	(3,131)	-1.6%

Video
Subscribers	15,796	13,618	2,178	16.0%
Homes Enabled	111,000	100,000	11,000	11.0%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Wireline Services
Local voice services	$34,195	$35,257	$(1,062)	-3.0%
Network access services
Business data	6,282	4,600	1,682	36.6%
Wholesale carrier data	14,850	15,676	(826)	-5.3%
Subscriber line access charge	9,442	9,619	(177)	-1.8%
Switched carrier access	1,623	2,226	(603)	-27.1%
	32,197	32,121	76	0.2%
Long distance services	6,091	6,735	(644)	-9.6%
High-Speed Internet	9,999	9,013	986	10.9%
Video	3,717	1,528	2,189	143.3%
Equipment and managed services	7,228	8,715	(1,487)	-17.1%
Other	3,579	2,472	1,107	44.8%
	97,006	95,841	1,165	1.2%
Wireless	676	806	(130)	-16.1%
	$97,682	$96,647	$1,035	1.1%

Channel
Business	$42,739	$41,618	$1,121	2.7%
Consumer	35,298	34,486	812	2.4%
Wholesale	16,473	17,634	(1,161)	-6.6%
Other	3,172	2,909	263	9.0%
	$97,682	$96,647	$1,035	1.1%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Wireline Services
Local voice services	$103,859	$106,684	$(2,825)	-2.6%
Network access services
Business data	18,885	14,152	4,733	33.4%
Wholesale carrier data	45,123	47,310	(2,187)	-4.6%
Subscriber line access charge	28,507	29,211	(704)	-2.4%
Switched carrier access	5,125	6,861	(1,736)	-25.3%
	97,640	97,534	106	0.1%
Long distance services	18,804	21,342	(2,538)	-11.9%
High-Speed Internet	29,495	26,948	2,547	9.5%
Video	8,784	3,060	5,724	187.1%
Equipment and managed services	19,724	23,604	(3,880)	-16.4%
Other	10,253	7,168	3,085	43.0%
	288,559	286,340	2,219	0.8%
Wireless	2,084	2,570	(486)	-18.9%
	$290,643	$288,910	$1,733	0.6%

Channel
Business	$125,820	$123,481	$2,339	1.9%
Consumer	104,794	102,778	2,016	2.0%
Wholesale	50,248	53,903	(3,655)	-6.8%
Other	9,781	8,748	1,033	11.8%
	$290,643	$288,910	$1,733	0.6%

The decrease in local services revenues was caused primarily by the decline of $2.0 million and $5.7 million of voice access lines for the three and nine month periods, respectively. This was offset by $0.9 million and $2.9 million of revenue for the three and nine month periods, respectively, from Wavecom customers acquired in December 2012.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable.  These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention.  We also emphasize win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention and growth.

Business data revenue for the three and nine months ended September 30, 2013 increased when compared to the prior year period because of $1.2 million and $3.8 million, respectively, of revenue from Wavecom customers acquired in December 2012.  Wholesale carrier revenue decreased because of revenues received from Wavecom in 2012 which we no longer recognize as Wavecom is a wholly-owned subsidiary.  In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year primarily because of an approximate 4.3% growth in our HSI subscribers as well as improved revenue per subscriber with increased bandwidth offerings.

On July 1, 2011, we commercially launched our video service on the island of Oahu.  We are rolling out Hawaiian Telcom TV to selected areas to ensure delivery of superior service and an ongoing excellent customer experience.  Our volume is ramping up as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services sales have decreased for the three and nine month periods because of changes in the volume of sales and installations of customer premise equipment for certain large government customers during the three and nine months ended September 30, 2013 compared to the same periods in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

The increase in other wireline services revenue for the three and nine months ended September 30, 2013 compared to the same periods in the prior year is because of revenue from Wavecom of $0.4 million and $1.2 million, respectively.  In addition, business VoIP equipment usage fees amounted to $0.6 million and $1.4 million for the three and nine months ended September 30, 2013 and were negligible in the prior year periods.

Wireless revenues declined when compared to the same periods in the prior year as there has been a reduction in marketing effort as we focus on other products.

SystemMetrics

The acquisition of SystemMetrics increases the scale and scope of our data center operations by adding a state-of-the-art facility in Honolulu with up to 6,500 square feet of data center capacity and room for expansion.  SystemMetrics currently generates annual revenues of approximately $8.0 million.  With the acquisition, we anticipate marketing an expanded bundle of communication and data products to our business customers that includes enhanced physical and virtual colocation services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2013 compared to the costs and expenses for the three and nine months ended September 30, 2012 (dollars in thousands):

For Three Months

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Cost of revenues
(exclusive of depreciation and amortization)	$41,829	$41,176	$653	1.6%
Selling, general and administrative expenses	27,965	26,547	1,418	5.3%
Depreciation and amortization	19,974	18,023	1,951	10.8%

	$89,768	$85,746	$4,022	4.7%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Cost of revenues
(exclusive of depreciation and amortization)	$122,073	$121,407	$666	0.5%
Selling, general and administrative expenses	84,860	82,567	2,293	2.8%
Gain on sale of property	(6,546)	—	(6,546)	NA
Depreciation and amortization	58,532	51,965	6,567	12.6%

	$258,919	$255,939	$2,980	1.2%

The Company’s total headcount as of September 30, 2013 was 1,382 compared to 1,343 as of September 30, 2012.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Costs of revenues were comparable for the three and nine months ended September 30, 2013 relative to the same periods in the prior year.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The increase for the three months ended September 30, 2013 compared to the same period in the prior year was because of an increase in contracted services of $1.1 million for expenses related to the operation of Wavecom and the acquisition of SystemMetrics.   The increase for the nine months ended September 30, 2013 compared to the same period in the prior year was because of increased gross receipts taxes of $1.2 million as there were beneficial settlements related to such taxes in the prior year.  In addition, rent expense increased $0.7 million related to Wavecom operations.

We sold a parcel of land and warehouse not actively used in the Company’s operations for a purchase price, as amended, of $13.9 million.  A gain on the sale of $6.5 million was recognized in the second quarter of 2013.  The HPUC approval of the sale requires we spend $0.3 million on training employees on broadband telecommunication deployment and operation.  In addition, the HPUC approval requires the remaining proceeds be used for improvement to our broadband network.

Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

For Three Months

	Three Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Interest expense	$(4,089)	$(5,490)	$1,401	-25.5%
Interest income and other	7	10	(3)	-30.0%

	$(4,082)	$(5,480)	$1,398	-25.5%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2013	2012	Amount	Percentage

Interest expense	$(14,712)	$(16,890)	$2,178	-12.9%
Loss on early extinguishment of debt	(3,660)	(5,112)	1,452	-28.4%
Interest income and other	28	28	—	0.0%

	$(18,344)	$(21,974)	$3,630	-16.5%

Interest expense decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year primarily because of the lower interest rates on the refinanced debt.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $45.1 million. From an ongoing operating perspective, our cash requirements in 2013 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Nine Months Ended September 30, 2013 and 2012

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

Net cash provided by operations amounted to $54.8 million for the nine months ended September 30, 2013.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term liabilities.  Net cash provided by operations amounted to $59.0 million for the nine months ended September 30, 2012.  The decrease in cash provided by operations was primarily because of working capital needs during the nine month period ended September 30, 2013.

Cash used in investing activities included capital expenditures of $69.8 million and $61.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The level of capital expenditures for 2013 is expected to be slightly higher than 2012 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the nine months ended September 30, 2013 and 2012 includes the impact of the 2013 and 2012 refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of September 30, 2013, we had outstanding $299.9 million in aggregate principal long-term debt.  The term loan has a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the nine months ended September 30, 2013, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2012 in our Form 10-K other than related to our new debt and those attributed to SystemMetrics.  The changes in obligations are as follows (dollars in thousands):

	2013 (remainder)	2016 and	2018 and
	to 2015	2017	Thereafter	Total

Term loan facility	$6,750	$6,000	$287,138	$299,888
Debt interest	33,400	29,051	21,395	83,846
SystemMetrics lease and other	3,695	2,377	5,007	11,079

	$43,845	$37,428	$313,540	$394,813

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, our floating rate obligations consisted of $299.9 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2013 and assuming a 1.0 percentage point increase in the average interest rate under these borrowings, we estimate that our annual interest expense would increase by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of September 30, 2013. Based on their evaluations, as of September 30, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on November 12, 2013 announcing its 2013 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 12, 2013	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

November 12, 2013	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 12, 2013 announcing third quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document