Form 10-K
period 2013-12-31
Hawaiian Telcom Holdco, Inc.
filed 2014-03-13
CIK 1487986

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2013 was $193,551,150.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         As of March 13, 2014, 10,517,002 shares of the registrant's common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement dated March 14, 2014 (Part III of Form 10-K)

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

PART I

Item 1.    Business

Business Overview

        Hawaiian Telcom Holdco, Inc. (the "Company") is the largest full-service provider of communications services and products in Hawaii. We operate two primary business segments:

        Telecommunications.    This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Telecommunications segment provides high-speed Internet, long distance services, next-generation television service, next-generation Internet protocol (IP)-based network services, customer premises equipment, data solutions, managed services, billing and collection, wireless services, and pay telephone services. Our services are offered on all of Hawaii's major islands, except for our next-generation television service, which currently is available only on the island of Oahu. As of March 1, 2014, our telecommunications operations served approximately 372,100 local access lines, of which 50% served residential customers and 49% served business customers, with the remaining 1% serving other customers; 190,200 long distance lines, of which 61% served residential customers and 39% served business customers; and 111,800 high-speed Internet lines, which served 91,500 retail residential lines, 19,400 retail business lines, and 900 wholesale business and resale lines.

        Data Center Colocation.    This segment consists of data center services including colocation and virtual private cloud.

History and Organizational Structure

  General

        The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 130 years as Hawaii's communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services, Inc. (collectively, the "Verizon Hawaii Business")) were transferred to Verizon Holdco LLC, which then was merged (the "2005 Acquisition") with and into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. As a result of the 2005 Acquisition, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of Hawaiian Telcom Communications, Inc.

        Hawaiian Telcom, Inc., a Hawaii corporation, operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including long distance, Internet, television, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, cloud-based services, and wireless businesses. SystemMetrics Corporation, a Hawaii corporation acquired in September 2013, provides data center services including colocation and virtual private cloud. Wavecom Solutions Corporation, a wholly-owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides voice, data and converged services.

        The following is a chart of our organizational structure.

  Bankruptcy Proceedings

        On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and certain other affiliates (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (later transferred to the United States Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court")) in order to facilitate a balance sheet restructuring. In November 2009, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization (the "Plan of Reorganization") and entered a written confirmation order (the "Confirmation Order") on December 30, 2009.The Plan of Reorganization became effective, and the Company and other Debtors emerged from chapter 11, on October 28, 2010.

Industry Overview

        The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. There are two predominant types of local telephone service providers, or carriers, in the telecommunications industry: incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs). An ILEC refers to the regional Bell operating companies (RBOCs), which were the local telephone companies created from the breakup of AT&T in 1984, as well as small and midsize independent telephone companies, such as Hawaiian Telcom, Inc., Cincinnati Bell Inc. and Consolidated Communications, Inc., which sell local telephone service. These ILECs were the traditional monopoly providers of local telephone service prior to the passage of the Telecommunications Act of 1996. On the other hand, a

CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC.

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

Our Business Strategy

        Our primary objective is to grow our business with a focus on delivering superior service to our customers, so that we can be recognized as the number one service provider of innovative "Always OnSM" communications, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy include the following:

  •
  Further leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber-to-the-node (FTTN) and fiber-to-the-premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high-speed technologies such as VDSL2, Gigabit Passive Optical Network (GPON), and Metro Ethernet to deliver new broadband services such as our next-generation television to consumers, and Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP-VPN), managed services, data center services including colocation and virtual private cloud, and cloud-based services to businesses. In both customer segments, we continue to enhance our services by adding new service options, features and functionality.

  •
  Drive a customer- and sales-focused organization.  Our customer operations team allows us to more effectively focus on our customers and strive to ensure the successful delivery of our services. We strive to deliver a consistent and comprehensive customer experience.

  •
  Deliver new and innovative products and solutions to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, and cloud-based services supported by the reach and reliability of our network and Hawaii's only 24x7 state-of-the-art network operations center. Our suite of IP-based services, such as our business VoIP and IP-VPN services, better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next-generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

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

        In furtherance of our growth strategy, on September 30, 2013, we completed the acquisition of SystemMetrics Corporation (SystemMetrics) for $16.3 million in cash, net of cash acquired and purchase price adjustments. Of the total purchase price, $11.9 million was payable at closing with the balance subject to an earn-out over a three year period. SystemMetrics is a leading provider of data center services in the State of Hawaii. The acquisition increased the scale and scope of our existing data center operations by adding a state-of-the art facility in Honolulu with 6,500 square feet of data center capacity and room for expansion. The acquisition complements our existing portfolio of business service offerings and enables us to diversify further our revenue base, and followed our acquisition of Wavecom Solutions Corporation ("Wavecom") on December 31, 2012. Wavecom is an information and communications technology company and facilities-based competitive local exchange carrier headquartered in Honolulu that provides voice, data and converged services to small and medium-sized business and carrier customers through a six-island subsea and terrestrial fiber network. By adding Wavecom's fiber capacity and business capabilities to our network and operations, we enhanced our ability to serve growing customer demand for high-speed Internet bandwidth and next-generation, end-to-end solutions, and improved redundancy and diversity statewide. In addition, we assumed ownership of a new, largely under-utilized 8,000 square foot data center which enhanced our opportunities in managed hosting, colocation, and cloud services.

Our Competitive Strengths

        We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

  •
  Strong Local Presence.  We have been serving Hawaii's communities for over 130 years and employ approximately 1,400 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. We understand our customers' needs because they are our needs as well. We share Hawaii's history, heritage, and values. We are locally managed, making us more competitive and responsive to Hawaii's consumers and businesses.

  •
  Growth-Oriented Product Portfolio.  We are the only communications service provider in our market that can provide such a broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communications and IP-based network services, managed services, data center services including colocation and virtual private cloud, and cloud-based services. Our expanding service suite, including high-quality enhanced data networking services such as our business VoIP and IP-VPN services, and our managed services, are targeted at the key growth areas in our marketplace. Our next-generation television service, employing Microsoft® Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity that we did not address previously.

  •
  Advanced Network Infrastructure.  We own the State's most extensive and reliable communications network, including the broadest fiber optic cable network consisting of approximately 143,098 strand miles of fiber optic cable and more than 11,584 route miles of copper wire distribution lines. Our mature and highly-secure statewide MPLS backbone is the largest IP network in the State and allows us to deliver advanced IP-based services to well over 90% of the State's population. Our network is supported by Hawaii's only 24x7 state-of-the-art network operations center. We continue to push fiber deeper into the network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

  •
  Strong Management Team.  We have assembled an experienced management team that we believe is well-qualified to lead our Company and execute our strategy. Our management team has significant operational experience in the telecommunications industry combined with extensive knowledge of our local market, which will be a critical driver of our success going forward.

Our Products and Services

  Telecommunications

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

  Long Distance Services

        We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls, and regional toll calls made to points outside a customer's local calling area but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of March 1, 2014, we served approximately 190,200 long distance lines, of which 61% served residential customers and 39% served business customers.

  Internet Services

        We provide high-speed Internet (HSI) access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 79 of our 86 central offices. As of March 1, 2014, we served approximately 91,500 retail residential HSI lines, 19,400 retail business HSI lines, and 900 wholesale business and resale HSI lines.

  Managed and Cloud-Based Services

        We provide managed services as an end-to-end solution that manages, monitors, and supports a business' network, customer premise equipment (CPE), and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day-to-day management of their networks to us. Our managed services product portfolio consists of managed network and security services, colocation services, IT professional services, and security consulting.

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

  Next-Generation Television Service

        We introduced our next-generation television service on the island of Oahu in June 2011. During 2013, we continued to invest in our network to provide integrated digital video, high-speed broadband and voice services to new and existing customers. Our Hawaiian Telcom TV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to market a triple play bundle in certain areas of the island of Oahu. We had strong Hawaiian Telcom TV growth, with more than 8,500 subscribers added in 2013, and ended the year with approximately 18,400 subscribers. We also enabled approximately 55,000 households in 2013, which is a record for us, increasing our cumulative total to approximately 120,000 households on Oahu as of the end of 2013. Enabling households means these homes can subscribe to our next generation network services, including our Hawaiian Telcom TV service.

  Wireless Services

        We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was effective as of May 2009 and recently was renewed by us for a one-year term expiring in May 2015.

  Other Telecommunications Services

        We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. Customer premises equipment services are also an area of potential growth as attractive contracts with major equipment providers allow us to offer complete voice and data network and management solutions. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for colocation services. We also offer public pay telephone services at approximately 4,450 locations throughout the State of Hawaii.

  Data Center Colocation

        We provide colocation and virtual private cloud data center services. Colocation enables our customers to install and remotely operate their IT equipment in our state-of-the art facilities. Virtual private cloud services include the use of shared virtualized computing resources and a variety of customer control features and services, including back-up storage. We also provide related professional services, including planning, design, implementation and support services, to enable our customers to transition seamlessly and easily manage their IT solutions.

Markets and Customers

  Telecommunications

        We have been a telecommunications provider in Hawaii for more than 130 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State's most extensive local telecommunications network, with approximately 372,100 local access lines served as of March 1, 2014, of which 50% served residential customers, 49% served business customers, and the remaining 1% served other customers. Other customers include (1) interexchange carriers that pay for access to long distance calling customers located within our local service area and (2) CLECs that pay for wholesale access to our network to provide competitive local service on either a resale or unbundled network element (UNE) basis as prescribed under the Communications Act of 1934, as amended (the "Communications Act"). We also provide wireless services in the State of Hawaii. It is estimated that there are approximately 1.3 million wireless subscribers in Hawaii and that currently less than 1% of these subscribers utilize us as their wireless provider.

        Our market is characterized by high population density, with approximately 70% of the state's population concentrated on Oahu over an area of approximately 598 square miles, or 1,600 persons per square mile. In addition, 39% of the households in Hawaii reside in multi-dwelling units (MDUs)—44% on Oahu—compared with 26% in the U.S. overall. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost-effective manner and to market and sell our services more effectively. Given Hawaii's geographic location, its distance from the mainland United States and the diversity of its population

(approximately 38% being of Asian descent), Hawaii residents and businesses have telecommunications needs that may be different from those on the mainland United States. Furthermore, in 2013, the median household income in Hawaii is estimated to exceed the national average household income by approximately $15,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

        Our business marketplace is dominated by several key industries. The federal government accounts for approximately 24% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government is one of our largest customers. The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii's small business market (in the aggregate) is also a key driver of Hawaii's economy—approximately 95% of the companies in Hawaii employ fewer than 50 employees, and these businesses make up a market of approximately 36,000 businesses. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

  Data Center Colocation

        We believe there is a significant growth opportunity to provide data center services, including colocation and virtual private cloud, to businesses across the State of Hawaii. There are two important trends driving the growth in the adoption of data center services—the increasing use of cloud-based technologies by business customers to run their most important business functions, and the increasing demand for outsourced solutions. Market research estimates the Hawaii data center services opportunity to be over $100 million annually. At present, the percentage of businesses in Hawaii that use colocation and virtual private cloud services is small compared to utilization in similarly-sized mainland U.S. markets.

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

        The advanced communications and network services business, as well as the managed services, data center services including colocation and virtual private cloud, and cloud-based services businesses, are highly competitive due to the absence of significant barriers to entry. The emergence of non-traditional, application-centric players in the market is redefining the role of service providers in these fields. We currently compete for business customers with vendors such as tw telecom of hawaii l.p., NetEnterprise Inc., Tri-net Solutions, L.L.C., Dell SecureWorks, Perimeter E-Security, World Wide Technology, Inc., and other traditional and non-traditional carriers.

        We are uniquely positioned in the State to bundle data center services with network, managed services, data communications equipment and support services for an end-to-end, statewide solution. Due to the high cost of commercial real estate in the State of Hawaii, there is a limited inventory of colocation data center space available for Hawaii businesses. There are numerous other providers of cloud-based software, including system integrators in Hawaii and web-based service providers, that offer software subscriptions and virtual machines on cloud-based servers housed in data centers on the mainland U.S. and internationally. However, such out-of-state solutions raise concerns regarding response latency, the higher cost of private network connectivity from Hawaii if required for improved responsiveness, and data security.

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

Network Architecture and Technology

        Our strategy is to enhance and expand the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services and managed and cloud-based services. In 2013, we invested approximately $72 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2013 to add hundreds of miles to our state-leading fiber network and continuing our transformation toward an optical, IP-based broadband network. The acquisition of Wavecom Solutions Corporation in December 2012 alone added over 500 route miles of additional fiber infrastructure into our network.

  Packet Optical Network

        Our statewide MPLS network is unmatched in reach, capacity, security, resiliency, and reliability in Hawaii. Consisting of 8 core routers and 40 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features to meet our customers' needs, including advanced traffic engineering support of intelligent QoS, Service OAM capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, support for IPv6, carrier grade Ethernet, and up to 40Gb/100Gb Ethernet access. Driven by continued high-bandwidth demands from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2013 we continued to expand our next-generation packet-optical transport network. This next-generation platform combines WDM transport, ROADMs, SONET/SDH ADMs, and centralized carrier Ethernet switching in a single converged device allowing us to meet the growing bandwidth needs at an affordable price while accommodating traditional SONET-based services for transition from our legacy services. Additional new packet-optical nodes were deployed in the State in 2013, resulting in packet-optical nodes deployed throughout the State on all six major islands. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, 19 Frame Relay switches and 12 asynchronous transfer mode (ATM) switches. There are also 1,000 Synchronous Optical Network (SONET) rings in service.

        Our telecommunication infrastructure includes more than 15,000 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave radios provides additional inter-island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are connected by trans-Pacific fiber optic cables between the Hawaiian islands and to the U.S. Mainland which provide ring diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

  Voice Network

        We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. New services such as Hosted PBX were introduced to our business customers in 2012, thereby expanding our Business All-in-One (BAiO) offering to customers with the need for a larger-scale solution.

        As of March 1, 2014, we owned 107 local base and remote switches and five tandem switches serving approximately 364,600 total lines on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Alcatel-Lucent and Genband. Since 2002, we have updated our infrastructure to meet the technological needs of our customers. Our switches on every island are linked through a combination of extensive aerial, underground and undersea cable, as well as microwave facilities, allowing us to provide our services to customers in a very challenging geographical territory. Our signal transfer points (STPs) are next-generation IP router based, ensuring a smooth migration to IP.

  Access Infrastructure

        We continue our aggressive investment to transform our access network to a high-speed, fiber-based broadband network and added 55,000 households to our next-generation broadband network in 2013. In 2013, we accelerated deployment of fiber-to-the-premise (FTTP) solutions to serve new (greenfield) multi-dwelling unit (MDU) and single-family subdivision developments. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our television service, and reduce maintenance costs. We also continued to expand our fiber network deeper into neighborhoods, shortening over 28,300 customer loops in 2013 to 3,000 feet or less using FTTN technology and expanded our fiber networks to approximately 289 cell sites across the state of Hawaii to provide backhaul services to our wireless carrier customers. These network enhancements allowed the increased penetration and expansion of higher broadband services including our television service.

  Next-Generation Television Service

        The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next-generation television service on the island of Oahu in July 2011, deploying the service to both copper-fed and fiber-fed customers and converting entire MDU complexes to our new service. Utilizing Microsoft® Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP-based network and provide our customers with new viewing experiences and applications. We continue to see strong demand for our television service as we expand our footprint to additional areas on the island of Oahu.

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

Information Technology and Support Systems

        A number of IT-related initiatives, beginning in 2010 and continuing to the present, are aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. Our systems have evolved and we continue to focus our strategy towards customer- centric architectures. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development. The service delivery mechanisms are comprised of a mixture of commercial off-the-shelf systems, internally-designed and developed systems purpose built for functions such as inventory and network activation, and select niche applications that offer optimal capabilities and flexibility at the network layer.

        As part of our ongoing commitment to customer service, we implemented improvements in 2013 to our website that include new online billing features and a redesigned residential web portal, and enhanced customer interaction by introducing a web chat feature for communicating with our customer contact center. We are planning improvements to our customer contact center systems to further improve the customer experience. In addition, we improved our service qualification systems in 2013 and intend to provide our sales force with new system capabilities in 2014 in support of our next-generation network.

        We continue to focus efforts on flow-through automation from order entry through billing, and in 2013 we implemented improvements which reduced manual processing of complex orders, increased productivity, and enhanced overall data quality. We plan to make further improvements in 2014 through consolidation of order entry process and systems. We improved our field dispatch systems in 2013 to increase dispatch efficiency, and we plan to make further improvements in 2014 in our fiber-based systems to support our next-generation network.

        To improve the cost and efficiency of our internal IT services, we are continuing the process of consolidating our two data centers and implementing a state-of-the-art virtualization platform to support our growing computing needs. This effort has lowered the operating costs and energy consumption at our data centers and improved the efficiency, scalability, and reliability of our operations. We expect to complete the data center consolidation process in 2014.

        We have aggressively pursued initiatives to reduce our cyber security-related risks. In 2013, we continued to expand the scope of our most advanced security controls and deployed additional controls into key areas of our network. We continue to make technology and resource investments to improve further our security posture in critical areas. These and other changes reflect our on-going commitment to securing our information assets and protecting sensitive data held and carried by our information systems.

        As is the case with other telecommunications companies, we are an on-going target for cyber criminals. However, there were no noteworthy cyber security incidents during 2013. Our information security team continues to work closely with law enforcement at the federal, state and local levels, and we adjust our protection schemes as necessary. We remain committed to invest appropriately in initiatives that reduce our cyber security risk.

        In addition to our cyber security efforts in the Company and in the State of Hawaii, we have participated in the national effort to secure cyberspace. Our security personnel have attended working sessions facilitated by the National Institute of Standards and Technology (NIST) to develop the cyber security framework that is mandated in President Obama's Executive Order 13636. We also are an active member of US Telecom Association's cyber security working group and participate in the activities of the FCC's Communications Security, Reliability and Interoperability Council (CSRIC). The mission of CSRIC is to provide recommendations to the FCC to ensure, among other things, optimal security and reliability of communications systems, including telecommunications, media, and public safety.

Employees

        As of March 1, 2014, we employed approximately 1,400 full-time employees in Hawaii. Of the total employees, 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357. In January 1, 2013, a new five-year collective bargaining agreement with IBEW Local 1357 went into effect. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

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

        In November 2011, the FCC released its "Connect America Fund" Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transforms the FCC's universal service and intercarrier compensation systems into a new Connect America Fund ("CAF"), which will fund broadband deployment in areas unserved by an unsubsidized wireline competitor and eventually will replace all existing high-cost support for voice services. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF support first will be distributed pursuant to a forward-looking cost model to carriers that make a state-wide commitment to meet minimum broadband deployment obligations established by the FCC. If the price cap carrier declines to make that commitment, CAF support will be distributed in accordance with competitive bidding open to all eligible carriers. In the interim, until the CAF is fully operational, a price cap carrier's Interstate Access Support will be frozen at current levels, but continued receipt of such funds is conditioned on the carrier meeting FCC broadband deployment obligations including speed and other technical parameters of service. In addition, the FCC will make an additional $300 million in CAF funding available to price cap carriers willing to commit to meeting these broadband public interest requirements. A number of details, such as the makeup and results of the cost model used to determine support levels, are still to be developed. In addition, a number of petitions for reconsideration of the FCC's Order, as well as multiple appeals, have been filed. The FCC awarded Hawaiian Telcom, Inc. approximately $402,000 in CAF Phase I Round 1support and approximately $1 million in CAF Phase I Round 2 support. We do not know when the CAF proceeding will be concluded, how the FCC will implement the programs, or how accurate the CAF Phase II cost model will be, and therefore do not know how this proceeding ultimately will impact our universal service support level or the outcome or timing of the petitions or appeals.

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

        In 2009, the Hawaii State Legislature passed Act 180, which it clarified with an amendment in 2010 (Act 8). As amended, Act 180 requires that the HPUC treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter-island), central exchange (Centrex), most residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as "fully competitive" under the HPUC's rules with certain qualifications. In addition, HPUC approval and cost support filings are no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings must be priced above the service's long-run incremental cost, and the HPUC can require us to provide such cost support demonstrating compliance with its costing rules at any time. If the HPUC is not satisfied, it retains the ability to investigate the offering and to suspend the offering pending the outcome of its investigation. In addition, HPUC approval is required in order to increase the rate for a service to a level that is greater than the rate for the retail service in the tariff at the time of implementation of either Act 180 or Act 8, whichever is applicable. In 2012, the Hawaii State Legislature passed Act 74, which further leveled the regulatory playing field in intrastate retail telecommunications services by providing us with pricing flexibility to increase rates higher than the above-mentioned appropriate tariffed rate for any retail telecommunications service except basic exchange service without approval from the HPUC. HPUC approval still is required to increase rates for basic exchange service (i.e., single-line residential and single-line business services). Competitive forces, however, may cause us to be unable to raise our local rates in the future.

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

  Federal Requirements

        As an ILEC, we are subject to a number of access and interconnection requirements under federal law. Among other things, an ILEC must negotiate in good faith with other carriers requesting interconnection and access to UNEs and must offer its competitors access to UNEs, such as local loops and inter-office transport, at regulated rates. However, we are no longer required to provide our competitors with access to switching UNEs, or the combination of loop, transport and switching UNEs known as the UNE Platform (UNE-P). The FCC also has limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in fiber-to-the-curb and fiber-to-the-premises arrangements. In addition, federal law regulates competitors' requests to colocate facilities within our central offices and to have access to our subscriber list information in order to produce competing directories, and other matters, including the manner in which we must protect our customers' information. The FCC currently is examining its pricing standard for UNEs and may modify other aspects of its UNE rules as market conditions change. The FCC also has imposed specific rules regarding the manner and time within which a customer's telephone number must be ported to a competing carrier's service.

  Interstate and Intrastate Access Charges

        The rates that we can charge for interstate access are regulated by the FCC. The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. For example, the FCC has instituted caps on the per-minute rate we can charge for our switched access services as well as on our monthly subscriber line charges (SLCs). The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. On May 18, 2008, the FCC granted our request for pricing flexibility for certain special access services offered on the neighbor islands. We also have pricing flexibility for certain special access services offered on Oahu. On December 18, 2012, the FCC released an order establishing mandatory data collection for price cap carriers such as Hawaiian Telcom, Inc. If approved by the Office of Management and Budget, the data collection will seek detailed information concerning carrier services provided to enterprise and wholesale customers, including special access services. The FCC also will seek comment on a proposal for using the data collected to evaluate competition in the market for special access services. This review is being conducted to help the FCC decide whether to modify the special access pricing rules for price cap carriers, including whether the pricing flexibility rules should be modified or eliminated. We do not know when this proceeding will be concluded or what impact it will have on price cap carriers.

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

Intercarrier compensation consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC required that most intercarrier compensation be eliminated, and that a system of "bill & keep" replace it whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase-down of those rates over a six-year period for price cap companies such as Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized carriers (1) to assess its end user customers a limited recovery charge that would increase over time as intercarrier compensation rates decline, and (2) to receive CAF support in limited amounts subject to specific requirements, to be phased out over a three-year period beginning in 2017. Hawaiian Telcom, Inc. does not receive any such intercarrier compensation CAF support. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol- based service providers on a prospective basis, subject to the same interim phase-down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and television services. A number of petitions for reconsideration of the FCC's order, as well as multiple court appeals, have been filed. In July 2012, Hawaiian Telcom, Inc. implemented the first phase of the intercarrier compensation reform, including reducing by fifty percent the amount by which intrastate terminating switched access rates exceed interstate rates, and offsetting most of the resulting revenue loss by implementing a monthly recurring access recovery charge for certain classes of customers. In July 2013, Hawaiian Telcom, Inc. implemented the second phase of the intercarrier compensation reform, including reducing intrastate terminating switched access rates to interstate rates, and offsetting a portion of the resulting revenue loss by implementing a monthly recurring access recovery charge for certain classes of customers. The intercarrier compensation portion of the FCC's order is also subject to a number of petitions for reconsideration and court appeals. We do not know the timing or outcome of such petitions or appeals.

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

        In December 2010, the FCC adopted "net neutrality" rules, termed "open Internet" rules, that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC's Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non-discrimination, and transparency. The no-blocking rule prohibits a fixed broadband Internet access service provider from blocking lawful content, applications, services, or devices, subject to reasonable network management. The anti-discrimination rule prohibits a fixed broadband Internet access service provider from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access services, subject to reasonable network management. Wireless broadband providers are not subject to these two rules, but only to a scaled-back version of the no-blocking rule applicable to fixed providers. The transparency rule requires all Internet access service providers to disclose publicly accurate information regarding their network management practices, performance, and commercial terms of service so that consumers are able to make informed choices and device providers are able to develop, market, and maintain Internet offerings. The anti-discrimination and no-blocking rules were recently vacated by a federal court of appeals, but the public disclosure requirement remains in place. We do not know how the FCC will respond to this court decision.

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

        In December 2011, Oceanic filed a petition with the FCC seeking to be declared free from rate regulation for its basic cable TV services on Oahu. The state of Hawaii opposed Oceanic's petition. If the petition is granted, Oceanic would have more flexibility to raise or lower prices for its services and become more competitively nimble. We do not know when the FCC will act on the petition or whether the petition will be granted.

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

  Agreements Relating to our Wireless Business

  Sprint Wireless Agreement

        We entered into a Private Label PCS Services Agreement with Sprint, dated as of May 8, 2009, by which we purchase wireless telephone and data services from Sprint and resell those services to our own end users under the Hawaiian Telcom® brand name. This agreement allows us to buy airtime from Sprint at wholesale rates that decline with volume. We recently renewed the agreement for a one-year term expiring in May 2015.

  Other Agreements

        We have contracts with other parties that provide the equipment and other services that are necessary to our wireless business. In August 2007, we entered into a Non-Exclusive License and Servicing Agreement with Qualution Systems Inc. to utilize its Catalyst customer relations management software application suite, for which we pay a flat monthly fee. The agreement is renewable for additional one-year terms. We purchase our wireless handsets and related equipment through agreements with WSA Distributing Inc. and Aerovoice that have no specific terms or minimum purchase requirements.

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

        We operate our own back-office and IT infrastructure, including business processes, software applications (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems), and hardware that are vital to our operations. If we experience problems with our back-office and IT infrastructure, our business and financial results could be adversely impacted.

        In addition, we are subject to cyber security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, as well as breaches in the technology that supports our communications network and other business processes. This risk may be heightened as we expand our managed services, data center services, and cloud-based services. While we have technology and information security processes and disaster recovery plans in place to mitigate these risks, there is no assurance these measures will be adequate to ensure that our operations will not be disrupted. A loss of confidential or proprietary data or security breaches of other technology business tools could adversely affect our reputation, diminish customer confidence, disrupt operations, and subject us to possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations and our ability to expand our managed services, data center services, and cloud-based services.

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

        Several critical services necessary to operate our business are provided by third-party service providers. For example, we have entered into agreements with Accenture and other third parties for the provision of, among other things, critical printing, billing, and IT services.

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

        Managed Services.    We face numerous competitors that vary based on the type of managed services being offered. Other network service providers provide some form of managed network service monitoring capability. Numerous voice and data equipment vendors provide management of the installed equipment either at an individual location or across multiple networked locations. Competitive managed IP and network security services are offered by various firms that specialize in this area.

        Data Center and Cloud-Based Services.    There currently is a limited inventory of colocation data center space available in Hawaii. However, there are numerous other providers of cloud-based software, including system integrators in Hawaii and web-based service providers, that offer software subscriptions and virtual machines on cloud-based servers housed in data centers on the U.S. mainland and internationally.

        Advanced Communications and Network Services.    These advanced services businesses are highly competitive. Many non-traditional players have emerged in the business communications market, attracted by the absence of significant barriers to entry. Many of these non-traditional players are capable of focusing on highly specialized areas of the market.

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

        The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu. Any adverse development affecting Oahu, or Hawaii generally, could substantially impact our ability to do business. Labor shortages or increased labor costs in Hawaii could have a material adverse effect on our operations. We cannot assure you that we will be able to continue to hire and retain a sufficient labor force of qualified persons, or that future collective bargaining agreement negotiations will not result in significant increases in the cost of labor.

If the limitation on lump sum distributions under our union pension plan is lifted, retirements of our experienced union employees may increase, which could have an adverse impact on our operations if we cannot timely hire and train replacements.

        Our union pension plan allows for lump sum distributions to employees who retire under certain circumstances. Since 2008, lump sum distributions have been limited to no more than 50% of the accrued amount, because of the funded status of the pension plan. If the funded status exceeds 80% in the future, then the restrictions on lump sum distributions will be lifted and a significant number of experienced union employees would be eligible to receive larger lump sum distributions and elect to retire. If a significant number of employees retire before we can hire and train their replacements, our operations could be negatively impacted. We are taking steps to address this possibility, but there is no assurance we will be successful.

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

        The Term Loan matures in 2019. We generally do not expect to generate the necessary cash flow to repay our Term Loan in its entirety by the maturity date and such repayment in full is dependent upon the ability to refinance the Term Loan on reasonable terms. The ability to refinance the indebtedness on reasonable terms before the maturity date cannot be assured.

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

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 118 owned (including part-owned) and approximately 73 leased real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head-end equipment, coaxial distribution networks, routers and servers used in our telecommunications business, as well as a state-of-the-art data center facility with up to 6,500 square feet of data center capacity and room for expansion. See Item 1, "Business—Network Architecture and Technology." For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our Common Stock trades on The NASDAQ Stock Market under the symbol "HCOM". The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our New Common Stock for the period from January 1, 2012 through December 31, 2013:

	Market Price
	High	Low
2013
First Quarter	$23.24	$19.18
Second Quarter	$26.51	$22.85
Third Quarter	$27.89	$24.81
Fourth Quarter	$30.33	$26.46
2012
First Quarter	$17.24	$13.40
Second Quarter	$20.81	$17.49
Third Quarter	$19.76	$17.16
Fourth Quarter	$19.96	$16.49

Holders

        As of March 1, 2014, there were 26 holders of record of our Common Stock and approximately 1,300 beneficial owners.

Dividends

        We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

        Securities authorized for issuance under equity compensation plans as of December 31, 2013 included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders(1)	345,792	—	807,538

Total	345,792	—	807,538

(1)
The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock-based awards.

(2)
For performance-based restricted stock units granted in 2013, amounts reflected in this table assume payout in shares at 156.25% of target. The actual number of shares issued can range from 0% to 156.25% of target depending upon achievement of applicable performance goals.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Stockholder Return Performance Graph

        The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor's ("S&P") 500 Stock Index, and the NASDAQ Telecommunications Index for the period beginning December 21, 2010 (the date our Common Stock began trading) and ending December 31, 2013, assuming an initial investment of $100 with reinvestment of dividends.

	12/21/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/30/13
Hawaiian Telcom Holdco, Inc.	100.00	153.42	141.10	84.38	106.90	106.85	137.86	160.93
S&P 500	100.00	100.29	106.33	102.40	112.12	118.79	135.22	157.27
NASDAQ Telecom	100.00	100.70	95.56	89.45	84.88	94.35	109.02	120.09

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

Selected Financial Data (dollars in thousands, except per share amounts)

	Successor(1)				Predecessor(1)

	Year Ended December 31,			Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010
						Year Ended December 31, 2009
	2013	2012	2011

Statements of income data:
Operating revenues	$391,150	$385,498	$395,156	$66,759	$334,686	$408,595
Depreciation and amortization	77,301	70,908	63,806	9,723	136,661	164,376
Operating income (loss)	41,771	45,856	51,138	7,981	(42,902)	(56,794)
Interest expense	18,875	22,183	25,339	4,329	23,398	30,089
Income tax provision (benefit)(3)	8,782	(91,382)	(1,341)	—	(346)	(2,985)
Net income (loss)(2)	10,488	109,982	26,155	3,129	185,794	(130,734)
Earnings (loss) per common share—
Basic	$1.01	$10.74	$2.58	$0.31	$434.10	$(305.45)

Diluted	$0.95	$10.32	$2.41	$0.30	$434.10	$(305.45)

Statements of cash flow data—net cash provided by (used in):
Operating activities	$76,961	$86,460	$79,219	$12,921	$48,909	$95,112
Investing activities	(85,030)	(85,310)	(77,992)	(21,235)	(57,659)	(87,537)
Financing activities	(9,373)	(16,220)	(811)	—	2,161	—
Balance Sheets data (as of end of period):
Cash and cash equivalents	$49,551	$66,993	$82,063	$81,647	$94,138	$96,550
Property, plant and equipment, net	524,375	507,197	482,371	459,781	670,714	711,265
Total assets	778,015	785,092	661,772	646,036	1,103,969	1,183,677
Long-term debt(4)	294,679	295,410	300,000	300,000	1,097,369	1,085,797
Stockholders' equity (deficiency)	313,012	276,860	136,196	178,792	(262,796)	(180,264)

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

(2)
The net income (loss) for the year ended December 31, 2009, for the period from January 1 to October 31, 2010, for the period November 1 to December 31, 2010 and for the year ended

  December 31, 2011 includes gain (charges) for reorganization items amounting to ($43.0) million, $251.7 million, ($0.5) million and ($1.1) million, respectively.

(3)
As of December 31, 2012, the Company released its valuation allowance resulting in an income tax benefit of $91.4 million for the year ended December 31, 2012. Refer to Note 10 to the consolidated financial statements for further information.

(4)
Long-term debt of the Predecessor included debt classified as liabilities subject to compromise.

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

Segments and Sources of Revenue

        We operate in two reportable segments (telecommunication and data center colocation) based on how resources are allocated and performance is assessed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer.

        In the fourth quarter of 2013, we reevaluated our reportable segments. This was prompted by the acquisition of SystemMetrics and our current strategic focus. Previously, we presented a wireline and other segment (which was primarily wireless services). With the diminishing significance of the wireless segment, we no longer provide separate wireless information to our chief operating decision maker. Both these segments are now combined into the telecommunications segment. Prior to the acquisition of SystemMetrics on September 30, 2013, we did not have data center colocation operations. Hence, we were in a single segment prior to September 30, 2013 under the revised reportable segment structure.

Telecommunications

        The telecommunication segment derives revenue from the following sources:

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

Data Center Colocation

        The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Operating Revenues

        The following tables summarize our volume information (lines or subscribers) as of December 31, 2013, 2012 and 2011, and our operating revenues for the years ended December 31, 2013, 2012 and 2011.

Volume Information

	December 31,			2013 vs. 2012 Change		2012 vs. 2011 Change
	2013	2012	2011	Number	Percentage	Number	Percentage
Voice access lines
Residential	186,415	203,330	223,009	(16,915)	(8.3)%	(19,679)	(8.8)%
Business(1)	193,027	185,142	189,035	7,885	4.3%	(3,893)	(2.1)%
Public	4,155	4,405	4,623	(250)	(5.7)%	(218)	(4.7)%

	383,597	392,877	416,667	(9,280)	(2.4)%	(23,790)	(5.7)%

High-Speed Internet lines
Residential	91,437	88,016	84,634	3,421	3.9%	3,382	4.0%
Business	19,320	18,575	17,442	745	4.0%	1,133	6.5%
Wholesale	963	1,020	1,156	(57)	(5.6)%	(136)	(11.8)%

	111,720	107,611	103,232	4,109	3.8%	4,379	4.2%

Long distance lines
Residential	117,282	126,551	136,921	(9,269)	(7.3)%	(10,370)	(7.6)%
Business(1)	79,496	74,781	76,160	4,715	6.3%	(1,379)	(1.8)%

	196,778	201,332	213,081	(4,554)	(2.3)%	(11,749)	(5.5)%

Video
Subscribers	18,393	9,829	1,620	8,564	87.1%	8,209	506.7%

Homes Enabled	120,000	65,000	27,400	55,000	84.6%	37,600	137.2%

(1)
Business voice access lines and business long distance lines included approximately 9,400 and 5,500 lines, respectively, as of December 31, 2013 related to the acquisition of Wavecom. These lines were not included in the volume information as of December 31, 2012 as they were not deemed meaningful to analyzing 2012 results.

  2013 compared to 2012

Operating Revenues (dollars in thousands)

	For the Year Ended December 31,		Change
	2013	2012	Amount	Percentage
Telecommunications
Local voice services	$137,166	$141,352	$(4,186)	(3.0)%
Network access services
Business data	25,392	18,946	6,446	34.0%
Wholesale carrier data	59,529	63,192	(3,663)	(5.8)%
Subscriber line access charge	37,739	38,885	(1,146)	(2.9)%
Switched carrier access	7,698	8,883	(1,185)	(13.3)%

	130,358	129,906	452	0.3%

Long distance services	24,733	27,959	(3,226)	(11.5)%
High-Speed Internet	39,800	36,323	3,477	9.6%
Video	13,012	4,883	8,129	166.5%
Equipment and managed services	26,994	31,418	(4,424)	(14.1)%
Wireless	2,713	3,336	(623)	(18.7)%
Other	14,186	10,321	3,865	37.4%

	388,962	385,498	3,464	0.9%
Data center colocation	2,188	—	2,188	NA

	$391,150	$385,498	$5,652	1.5%

Channel
Business	$170,544	$163,923	$6,621	4.0%
Consumer	141,234	137,765	3,469	2.5%
Wholesale	66,206	71,673	(5,467)	(7.6)%
Other	13,166	12,137	1,029	8.5%

	$391,150	$385,498	$5,652	1.5%

          The decrease in local voice services revenues was caused primarily by the decline of $7.9 million of voice access lines. This was offset by $3.7 million of revenue from Wavecom customers acquired in December 2012. Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Residential customers are increasingly using wireless services in place of traditional wireline phone service as well as moving local voice service to VoIP technology offered by competitors. Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing. Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

          Business data revenue for the year ended December 31, 2013 increased when compared to the prior year primarily because of $5.1 million of revenue from Wavecom customers acquired in December 2012 as well as growth from customer win-backs and increasing bandwidth needs from our customers. Wholesale carrier revenue decreased because of revenues received from Wavecom in 2012 which we no longer recognize as Wavecom is a wholly-owned subsidiary. In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

          The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

          HSI revenues increased when compared to the prior year primarily because an approximate 3.8% growth in our HSI subscribers as well as improved revenue per subscriber with increased bandwidth offerings.

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

          Equipment and managed services sales have decreased because of a decline in the sales and installations of customer premise equipment for certain large government customers during 2013 compared to 2012. Revenue from equipment sales varies from period to period based on the volume of large installation projects. The volume of such projects in future periods is uncertain.

          Wireless revenues declined as there has been a reduction in marketing effort as we focus on other products.

          The increase in other services revenue for the year ended December 31, 2013 compared to the prior year is because of revenue from Wavecom of $1.7 million. In addition, business VoIP equipment usage fees amounted to $2.0 million in 2013 and were negligible in 2012.

          Data center colocation revenues were recognized in the fourth quarter of 2013 with the acquisition of SystemMetrics on September 30, 2013.

2012 compared to 2011

Operating Revenues (dollars in thousands)

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Telecommunications
Local voice services	$141,352	$146,921	$(5,569)	(3.8)%
Network access services
Business data	18,946	18,133	813	4.5%
Wholesale carrier data	63,192	64,589	(1,397)	(2.2)%
Subscriber line access charge	38,885	39,857	(972)	(2.4)%
Switched carrier access	8,883	9,833	(950)	(9.7)%

	129,906	132,412	(2,506)	(1.9)%

Long distance services	27,959	31,945	(3,986)	(12.5)%
High-Speed Internet	36,323	35,426	897	2.5%
Video	4,883	269	4,614	NA
Equipment and managed services	31,418	33,274	(1,856)	(5.6)%
Wireless	3,336	4,271	(935)	(21.9)%
Other	10,321	10,638	(317)	(3.0)%

	$385,498	$395,156	$(9,658)	(2.4)%

Channel
Business	$163,923	$168,262	$(4,339)	(2.6)%
Consumer	137,765	137,563	202	0.1%
Wholesale	71,673	74,422	(2,749)	(3.7)%
Other	12,137	14,909	(2,772)	(18.6)%

	$385,498	$395,156	$(9,658)	(2.4)%

        The decrease in local voice services revenues was caused primarily by the decline in voice access lines of 5.7% ($8.4 million of the decline in revenue). The decline in voice access lines from 2011 to 2012 was caused by the same factors discussed previously for the decline from 2012 to 2013.

        Network access services revenue decreased as compared to the prior year because certain wireless carriers disconnected lower bandwidth circuits replaced with new more efficient higher bandwidth circuits resulting in a reduction in wholesale carrier data revenue for the year. In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges. These reductions were partially offset by growth in business data revenue.

        The decrease in long distance revenue was primarily because of the decline in long distance lines.

        The increase in video is attributed to the same factors discussed for the increase from 2012 to 2013 related the ramp up of Hawaiian Telcom TV services.

        HSI revenues increased when compared to the prior year primarily because an approximate 4.2% growth in our HSI subscribers ($1.5 million of the increase in revenue).

        Equipment and managed services sales decreased as compared to the prior year because of less sales and installations of customer premise equipment for certain large government customers in 2012.

        Wireless revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Operating Costs and Expenses

2013 compared to 2012

        The following table summarizes our costs and expenses for 2013 compared to the costs and expenses for 2012 (dollars in thousands):

	For the Year Ended December 31,		Change
	2013	2012	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$163,749	$160,226	$3,523	2.2%
Selling, general and administrative expenses	114,875	108,508	6,367	5.9%
Gain on sale of property	(6,546)	—	(6,546)	NA
Depreciation and amortization	77,301	70,908	6,393	9.0%

	$349,379	$339,642	$9,737	2.9%

        Operations, including costs and expenses, for the data center colocation segment were not significant as it was newly acquired on September 30, 2013. Hence, a separate discussion for the telecommunications and data center colocation segment is not provided for the current period.

        The Company's total headcount as of December 31, 2013 was 1,388 compared to 1,392 as of December 31, 2012. Employee related costs are included in both cost of revenues and selling, general and administrative expenses. As the change in headcount was less than one percent, it did not significantly impact results for 2013 as compared to 2012.

        Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products. The costs of revenue for the year ended December 31, 2013 increased because of an increase of $5.8 million in TV content and other costs. This was partially offset by reduced customer premise equipment costs of $3.7 million on lower revenue.

        Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The increase was because of increased gross receipt taxes of $1.9 million as there were beneficial settlements related to such taxes in 2012 as we were able to settle certain gross receipts taxes with taxing authorities for amounts less than originally anticipated. In addition, rent expense increased $1.2 million related to Wavecom and SystemMetrics operations. There was also a $2.7 million increase in bad debt expense as the prior year included a one-time benefit from the settlement of our preexisting relationship with Wavecom. See Note 3 to the consolidated financial statements for further discussion of this matter.

        In 2013, we sold a parcel of land and warehouse not actively used in our operations for a purchase price, as amended, of $13.9 million. A gain on the sale of $6.5 million was recognized in the second quarter of 2013. The Hawaii Public Utilities Commission ("HPUC") approval of the sale requires we spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the balance of the sales price to be used for improvement to our broadband network.

        Depreciation and amortization increased because of new property additions placed into service.

2012 compared to 2011

        The following table summarizes our costs and expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 (dollars in thousands).

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$160,226	$159,822	$404	0.3%
Selling, general and administrative expenses	108,508	120,390	(11,882)	-9.9%
Depreciation and amortization	70,908	63,806	7,102	11.1%

	$339,642	$344,018	$(4,376)	-1.3%

        The Company's total headcount as of December 31, 2012 was 1,392 compared to 1,309 as of December 31, 2011.

        The costs of revenues for the year ended December 31, 2012 increased when compared to the prior year even though revenues declined for the same period. Cost of video content increased with the ramp up of Hawaiian Telcom TV. This increased cost was not fully offset by other declines in revenue related cost components.

        Selling, general and administrative expenses decreased primarily because of reduced labor costs of $8.9 million on lower average headcount and reduced pension costs. Average headcount for 2012 was lower than 2011 even though headcount as of December 31, 2012 increased when compared to December 31, 2011. This was primarily because of Wavecom employees obtained through the December 31, 2012 acquisition. There was also a decline in bad debt expense of $2.2 million primarily because of the settlement of balances due from Wavecom as described in Note 3 to the consolidated financial statements.

        Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

2013 compared to 2012

        The following table summarizes other income (expense) for the years ended December 31, 2013 and 2012 (dollars in thousands).

	For the Year Ended December 31,		Change
	2013	2012	Amount	Percentage
Interest expense, net	$(18,875)	$(22,183)	$3,308	-14.9%
Loss on early extinguishment of debt	(3,660)	(5,112)	1,452	-28.4%
Interest income and other	34	59	(25)	-42.4%

	$(22,501)	$(27,236)	$4,735	-17.4%

        Interest expense decreased primarily because of the lower interest rates on the refinanced debt.

        In connection with the refinancing of debt in the second quarter of 2013 and in the first quarter of 2012, we incurred charges of $3.7 million and $5.1 million, respectively, which consisted of the loss on the repayment of the old debt and certain refinancing costs.

2012 compared to 2011

        The following table summarizes other income (expense) for the years ended December 31, 2012 and 2011 (dollars in thousands).

	For the Year Ended December 31,		Change
	2012	2011	Amount	Percentage
Interest expense, net	$(22,183)	$(25,339)	$3,156	-12.5%
Loss on early extinguishment of debt	(5,112)	—	(5,112)	NA
Interest income and other	59	65	(6)	-9.2%

	$(27,236)	$(25,274)	$(1,962)	7.8%

        Interest expense decreased primarily because of the lower interest rates on the refinanced debt.

        In connection with the refinancing of debt in the first quarter of 2012, we incurred a $5.1 million charge to income which consisted of the premium on the repayment of the old debt and certain refinancing costs.

Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Company's Chapter 11 filing and are presented separately in our consolidated statements of income. Such expense items consisted of $1.1 million in professional fees for the year ended December 31, 2011.

        The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

Income Tax

        As of December 31, 2011, we had maintained a full valuation allowance over our net deferred income tax assets. This situation resulted from our having a short history as a new entity (post Chapter 11). From emergence in 2010 through 2012, we had generated earnings in all periods. As a result of our continued positive annual earnings, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that we would realize our deferred income tax assets, and therefore, we released our valuation allowance as of December 31, 2012. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of our deferred income tax assets.

Liquidity and Capital Resources

        As of December 31, 2013, we had cash of $49.6 million. From an ongoing operating perspective, our cash requirements going into 2014 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows

        Our primary source of funds continues to be cash generated from operations. We use the net cash generated from operations to fund network expansion and modernization to facilitate enhanced services. We expect that our capital spending requirements will continue to be financed through internally generated funds. We also expect to use cash generated in future periods for debt service. Additional debt or equity financing may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility.

        Net cash provided by operations amounted to $77.0 million for 2013. Net cash provided by operations amounted to $86.5 million for 2012. Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities. Our results of operations were discussed above. The decrease in cash provided by operations was because of working capital demands. Pension plan contributions amounted to $11.9 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively.

        Cash used in investing activities was comprised of $85.0 million and $85.3 million for the year ended December 31, 2013 and 2012, respectively. The level of capital expenditures for 2014 is expected to be comparable to 2013 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies such as Hawaiian Telcom TV.

        Cash used in financing activities for the years ended December 31, 2013 and 2012 includes the impact of the 2013 and 2012 refinancing of our debt.

Outstanding Debt and Financing Arrangements

        As of December 31, 2013, we had outstanding $299.1 million in aggregate long-term debt and an undrawn $30.0 million revolving line of credit.

        Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2013: interest coverage with maximum allowed ratio of 4.50:1 of earnings before interest, taxes, depreciation and amortization to interest expense; leverage with maximum allowed ratio of 3.00:1 of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2013.

        On June 6, 2013, we refinanced the existing term debt with a new six year term loan. With our new debt structure, we do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

        The following table sets forth our long-term debt and contractual obligations for the next several years. Pension funding obligations are based on known funding. Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

	2014	2015 to 2016	2017 and 2018	2019 and Thereafter	Total
Term loan facility(1)	3,000	6,000	6,000	284,138	299,138
Debt interest(2)	14,901	29,352	28,751	7,094	80,098
Pension funding obligations(3)	13,109	—	—	—	13,109
Operating leases	2,824	4,740	3,954	12,525	24,043
Supplier contracts	5,085	1,765	—	—	6,850

Total	$38,919	$41,857	$38,705	$303,757	$423,238

(1)
Existing debt at December 31, 2013.

(2)
Computed based on debt outstanding and the interest rate in effect at December 31, 2013 for the contractual term.

(3)
Represents pension funding expected for 2014. Additional funding will be required in future years.

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

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, a two-step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite-lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on either an approach using market capitalization or on the present value of an expected range of future cash flows.

        The expected range of future cash flows is based on internal forecasts developed utilizing management's knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all) for goodwill and indefinite-lived intangible assets.

        Significant assumptions which are reasonably possible of changing in future periods relate to control premiums used for the market capitalization approach, and to projection of future cash flows for determination of the reporting unit value for goodwill impairment evaluation and the company wide cash flows for purposes of the brand name impairment evaluation. For the brand name intangible assets, future cash flows were estimated using a relief of royalty method using an assumed royalty rate of one percent applied to projected revenues. In addition, the discount rates used are based on the estimated weighted average cost of capital which is subject to change based on various economic factors.

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

Revenue Recognition

        We recognize revenue when evidence of an arrangement exists, the earnings process is complete and collectability is reasonably assured. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, Internet access, television, data center colocation and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

        Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.

        Universal Service revenues are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically based on information provided by us and are calculated by the government agency responsible for administering the support program. These revenues are recognized in the period the service is provided.

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

Income Taxes

        Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. The most significant assumption in this process are projections of future income which are reasonably possible of changing in future periods.

Employee-Related Benefits

        We incur certain employee-related costs associated with pensions and post-retirement health care benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. Different estimates could result in our recognizing different amounts of expense over different time periods.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2013, our floating rate obligations consisted of $299.1 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2013 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 8.    Financial Statements and Supplementary Data

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2013.

        The Company's independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company's internal control over financial reporting. The reports of the independent registered public accounting firm are included in this Annual Report on Form 10-K on the following pages.

/s/ ERIC K. YEAMAN Eric K. Yeaman Chief Executive Officer March 13, 2014	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer March 13, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 13, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 13, 2014

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Operating revenues	$391,150	$385,498	$395,156

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	163,749	160,226	159,822
Selling, general and administrative	114,875	108,508	120,390
Gain on sale of property	(6,546)	—	—
Depreciation and amortization	77,301	70,908	63,806

Total operating expenses	349,379	339,642	344,018

Operating income	41,771	45,856	51,138

Other income (expense):
Interest expense, net	(18,875)	(22,183)	(25,339)
Loss on early extinguishment of debt	(3,660)	(5,112)	—
Interest income and other	34	59	65

Total other expense	(22,501)	(27,236)	(25,274)

Income before reorganization items and income tax provision (benefit)	19,270	18,620	25,864
Reorganization items—expense	—	—	1,050

Income before income tax provision (benefit)	19,270	18,620	24,814
Income tax provision (benefit)	8,782	(91,362)	(1,341)

Net income	$10,488	$109,982	$26,155

Net income per common share—
Basic	$1.01	$10.74	$2.58

Diluted	$0.95	$10.32	$2.41

Weighted average shares used to compute net income per common share—
Basic	10,337,339	10,242,573	10,147,561

Diluted	11,093,931	10,660,647	10,843,542

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$10,488	$109,982	$26,155

Other comprehensive income (loss), net of tax—
Unrealized holding losses arising during period	(24)	(3)	(17)
Retirement plan gain (loss)	38,459	11,490	(70,894)
Net tax benefit (cost) on other comprehensive income	(14,701)	17,581	—

Other comprehensive income (loss), net of tax—	23,734	29,068	(70,911)

Comprehensive income (loss)	$34,222	$139,050	$(44,756)

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$49,551	$66,993
Receivables, net	34,521	34,082
Material and supplies	15,939	11,352
Prepaid expenses	3,724	5,161
Deferred income taxes	8,146	5,727
Other current assets	2,851	2,181

Total current assets	114,732	125,496
Property, plant and equipment, net	524,375	507,197
Intangible assets, net	40,225	39,075
Goodwill	12,104	1,569
Deferred income taxes	75,274	102,680
Other assets	11,305	9,075

Total assets	$778,015	$785,092

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	40,228	36,351
Accrued expenses	18,787	20,537
Advance billings and customer deposits	16,122	15,185
Other current liabilities	6,412	3,961

Total current liabilities	84,549	79,034
Long-term debt	291,679	292,410
Employee benefit obligations	80,321	132,004
Other liabilities	8,454	4,784

Total liabilities	465,003	508,232

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,495,856 and 10,291,897 shares issued and outstanding at December 31, 2013 and 2012, respectively	105	103
Additional paid-in capital	167,869	165,941
Accumulated other comprehensive loss	(4,716)	(28,450)
Retained earnings	149,754	139,266

Total stockholders' equity	313,012	276,860

Total liabilities and stockholders' equity	$778,015	$785,092

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$10,488	$109,982	$26,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,301	70,908	63,806
Loss on early extinguishment of debt	3,660	5,112	—
Gain on sale of property	(6,546)	—	—
Employee retirement benefits	(13,224)	(11,933)	(9,920)
Provision for uncollectibles	3,455	716	2,940
Stock based compensation	2,736	1,872	2,135
Deferred income taxes	9,617	(90,827)	—
Reorganization items	—	—	1,050
Changes in operating assets and liabilities:
Receivables	(3,409)	(724)	(2,930)
Material and supplies	(4,587)	(3,161)	240
Prepaid expenses and other current assets	456	(1,109)	4,039
Accounts payable and accrued expenses	(6,518)	3,255	(6,058)
Advance billings and customer deposits	138	424	(276)
Other current liabilities	812	269	1,421
Other, net	2,582	1,676	(990)

Net cash provided by operating activities before reorganization items	76,961	86,460	81,612
Operating cash flows used by reorganization items	—	—	(2,393)

Net cash provided by operating activities	76,961	86,460	79,219

Cash flows from investing activities:
Capital expenditures	(86,290)	(77,713)	(77,992)
Acquisitions, net of cash acquired	(11,858)	(8,343)	—
Proceeds on sale of property	13,118	—	—
Proceeds on sale of investments	—	746	—

Net cash used in investing activities	(85,030)	(85,310)	(77,992)

Cash flows from financing activities:
Repayment of debt including premium	(303,083)	(306,750)	—
Proceeds from borrowing	298,500	295,500	—
Loan refinancing costs	(3,442)	(4,130)	—
Proceeds from stock issuance	—	—	49
Repayments of capital lease	(542)	(582)	(582)
Revolving loan refinancing costs	—	—	(253)
Taxes paid related to net share settlement on equity awards	(806)	(258)	(25)

Net cash used in financing activities	(9,373)	(16,220)	(811)

Net change in cash and cash equivalents	(17,442)	(15,070)	416
Cash and cash equivalents, beginning of year	66,993	82,063	81,647

Cash and cash equivalents, end of year	$49,551	$66,993	$82,063

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2011	10,135,063	$101	$162,169	$13,393	$3,129	$178,792
Stock based compensation	—	—	2,135	—	—	2,135
Issuance of stock under warrant agreements	4,021	—	49	—	—	49
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	51,442	1	(25)	—	—	(24)
For the year ended December 31, 2011:
Net income	—	—	—	—	26,155	26,155
Other comprehensive loss, net of tax	—	—	—	(70,911)	—	(70,911)

Balance, December 31, 2011	10,190,526	102	164,328	(57,518)	29,284	136,196
Stock based compensation	—	—	1,872	—	—	1,872
Issuance of stock under warrant agreements	17	—	—	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	101,354	1	(259)	—	—	(258)
For the year ended December 31, 2012:
Net income	—	—	—	—	109,982	109,982
Other comprehensive income, net of tax	—	—	—	29,068	—	29,068

Balance, December 31, 2012	10,291,897	103	165,941	(28,450)	139,266	276,860
Stock based compensation	—	—	2,736	—	—	2,736
Issuance of stock under warrant agreements	117,784	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	86,175	1	(807)	—	—	(806)
For the year ended December 31, 2013:
Net income	—	—	—	—	10,488	10,488
Other comprehensive income, net of tax	—	—	—	23,734	—	23,734

Balance, December 31, 2013	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Business Description

        Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network. The Company offers a variety of telecommunication services to residential and business customers in Hawaii including local telephone, network access and data transport, long distance, Internet, television and wireless phone service. The Company also provides communications equipment sales and maintenance, data center colocation and network managed services.

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

2. Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations, comprehensive income (loss), financial position and cash flows for each period presented.

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

        Basic local service, enhanced calling features such as caller ID, special access circuits, long-distance flat rate calling plans, most data services, HSI, television, data center colocation and wireless services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance-billed services associated with services that will be delivered in a subsequent period is deferred and recorded as a liability in advance billings and customer deposits.

        Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.

        Revenues for providing usage based services, such as per-minute long-distance service, access charges billed to long-distance companies for originating and terminating long-distance calls on the Company's network and video on demand, are billed in arrears. Revenues for these services are based on actual rated usage and, where necessary, historical usage patterns, and are recognized in the month services are rendered.

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

Taxes Collected from Customers

        The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company's reported operating revenues and selling, general and administrative expenses. Such amounts represent primarily Hawaii state general excise taxes and HPUC fees. Such taxes and fees amounted to $7.4 million, $7.2 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2013 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

        Accounts payable included $14.2 million and $7.4 million at December 31, 2013 and 2012, respectively, for additions to property, plant and equipment.

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

Property and Depreciation

        Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets recognized in conjunction with the Company's fresh-start accounting in October 2010 are as follows: buildings—18 years; cable and wire—11 years; switching and circuit equipment—3 years; and other property—2 to 4 years. The average economic lives for all other assets (i.e., primarily new additions) are as follows: building—34 years; cable and wire—11 to 37 years; switching and circuit equipment—6 to 15 years; and other property—5 to 17 years.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step will need to be conducted. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performs its annual impairment test during the fourth quarter, primarily using a market valuation and discounted cash flows methodology.

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

Income Taxes

        Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized.

        The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of income.

Employee Benefit Plans

        Pension and postretirement health and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Actuarial gains and losses are amortized over the average remaining expected life of participants deemed inactive.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Maintenance and Repairs

        The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to expense as these costs are incurred.

Advertising

        Advertising costs are expensed as incurred. Advertising expense amounted to $4.0 million, $4.2 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Based Compensation

        The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of restricted stock units is generally based on share trading price on the date of grant. The fair value of market-based stock awards is estimated using a statistical pricing model as of the date of grant. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

Earnings per Share

        Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The denominator used to compute basic and diluted earnings per share is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Basic earnings per share—weighted average shares	10,337,339	10,242,573	10,147,561
Effect of dilutive securities:
Employee and director restricted stock units	163,101	112,510	145,429
Warrants	593,491	305,564	550,552

Diluted earnings per share—weighted average shares	11,093,931	10,660,647	10,843,542

        The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 7,511 shares of common stock for the year ended December 31, 2012. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company's common stock for the period presented. Therefore, the effect would be anti-dilutive. For the years ended December 31, 2013 and 2011, the restricted stock units excluded were not significant.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions

SystemMetrics Corporation

        On September 30, 2013, the Company completed its acquisition for all the voting stock of SystemMetrics Corporation ("SystemMetrics") for $16.3 million in cash, net of cash acquired and purchase price adjustments. Of the total purchase price, $11.9 million was paid at closing of the purchase with the balance subject to an earn-out over a three year period. Payment of the earn-out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics' key executive. For financial reporting purposes, the earn-out will be accounted for as compensation expense as earned.

        SystemMetrics provides virtual and physical data center colocation services in the State of Hawaii along with other telecommunication services that are complementary to the Company's operations. Transaction costs amounted to $0.9 million, were primarily professional fees and were recognized as general and administrative expenses as incurred.

        The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values, which estimates and assumptions are subject to change within the measurement period, which shall not be more than one year from the acquisition date. The measurement period remains open as of December 31, 2013 as the Company continues to obtain additional information related to the amount recognized for certain assets and estimated liabilities. The excess of the purchase price over the fair values was recorded as goodwill.

        Subsequent to the measurement date and within the measurement period, the Company obtained new information related to tax basis that allowed for refinements to provisional amounts. The measurement period adjustments did not have a significant impact on the Company's consolidated statements of income for the year ended December 31, 2013. The adjustments are as follows (dollars in thousands):

	Recognized as of Acquisition	Measurement Period Adjustments	Recognized as of Acquisition As Revised
Assets—
Property and equipment	$3,781	$—	$3,781
Intangible assets	4,380	—	4,380
Goodwill	10,368	159	10,527
Other assets	643	—	643

	19,172	159	19,331

Liabilities—
Current liabilities	3,684	(5)	3,679
Non-current liabilities	2,304	332	2,636
Deferred income taxes	1,326	(168)	1,158

	7,314	159	7,473

Net acquisition price	$11,858	$—	$11,858

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        The fair value of property, plant and equipment was based on the highest and best use of the specific properties. To determine fair value, the Company considered and applied primarily the cost approach. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices with adjustments to the value for physical deterioration, functional obsolescence and economic obsolescence. The fair value of intangible assets including the trade name and customer relationship intangibles were based on discounted cash flows from projections of results of operations for SystemMetrics. The fair value of liabilities assumed, including future payments related to tenant improvements of $3.0 million, was based on the present value of the expected future cash flows.

        The goodwill recognized is attributed to the anticipated growth opportunities for colocation services and from combining the operations of the Company and SystemMetrics. This includes the ability of the Company to offer a complete data solution to its business customers with more robust virtual and physical colocation. In addition, as a significant component of colocation services is data transmission, the Company can offer SystemMetrics customers multiple transmission options. The goodwill is not deductible for income tax reporting purposes and is attributed to the newly formed data center colocation segment.

        The following unaudited pro forma results of operations are provided for the years ended December 31, 2013 and 2012 as if the acquisition of SystemMetrics occurred on January 1, 2012. The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of SystemMetrics. Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the 2013 to the 2012 periods.

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

        The pro forma results are as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Revenues	$396,950	$393,280
Net income	10,940	109,438

        For the year ended December 31, 2013, revenues and net loss for SystemMetrics since acquisition amounted to $2.2 million and $0.2 million, respectively.

Wavecom Solutions Corporation

        On December 31, 2012, the Company completed its acquisition for all the voting stock of Wavecom Solutions Corporation ("Wavecom") for $8.7 million in cash, net of cash acquired and final

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

purchase adjustments. Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company's operations. Transaction costs amounted to $0.8 million, were primarily professional fees and were recognized as general and administrative expenses as incurred.

        The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values. The excess of the purchase price over those fair values was recorded as goodwill. During the measurement period, the Company recognized adjustments to the preliminary purchase price allocation based on new information as to the existence and value of certain assets and liabilities. The measurement period adjustments did not have a significant impact on the Company's consolidated statements of income for the year ended December 31, 2013. In addition, these adjustments did not have a significant impact on the Company's consolidated balance sheets as of December 31, 2012. Therefore, the Company has not retrospectively adjusted the comparative 2012 financial information presented herein. The following table summarizes the assets acquired and the liabilities assumed (dollars in thousands):

	Recognized as of Acquisition	Measurement Period Adjustments	Recognized as of Acquisition As Revised
Assets—
Property and equipment	$11,898	$876	$12,774
Intangible assets	1,060	(410)	650
Goodwill	1,569	8	1,577
Deferred income taxes	—	488	488
Other assets	1,663	—	1,663

	16,190	962	17,152

Liabilities—
Current liabilities	2,360	—	2,360
Payable from Wavecom to the Company	4,037	—	4,037
Non-current liabilities	1,450	650	2,100

	7,847	650	8,497

Net acquisition price	$8,343	$312	$8,655

        The Company had a receivable from Wavecom equal to the amount of the payable from Wavecom to the Company. These intercompany balances are now eliminated in the consolidated financial statements of the Company. The Company had previously recognized an allowance reducing the carrying value of the receivable to zero because of concerns regarding collectability. With the acquisition of Wavecom and effective settlement of the balance due, the Company recognized a gross settlement gain of $4.0 million for its pre-existing relationship with Wavecom. The Company estimates the net impact the settlement gain offset by bad debt expense on Wavecom balances resulted in a net credit of $2.5 million to selling, general and administrative expenses in the consolidated financial statements for the year ended December 31, 2012.

        The fair value of property, plant and equipment was based on the highest and best use of the specific properties. To determine fair value the Company considered and applied primarily the cost

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

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

        The goodwill recognized is attributed to the anticipated synergies to be achieved by combining the operations of the Company and Wavecom. This includes the ability to provide the Company and Wavecom customers a similar set of telecommunication offerings using a joint network composed of the best components of both organizations. All of the goodwill is deductible for income tax reporting purposes and is attributed to the telecommunications segment.

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

        The pro forma results are as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Revenues	$394,159	$408,714
Net income	106,124	23,944

4. Receivables

        Receivables consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Customers and other	$38,463	$36,713
Allowance for doubtful accounts	(3,942)	(2,631)

	$34,521	$34,082

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Receivables (Continued)

        The Company grants credit to customers in the normal course of business. At December 31, 2013 and 2012, the Company did not have customer balances representing more than 10% of total receivables. During the years ended December 31, 2013, 2012 and 2011, the Company had no customers that represented more than 10% of total revenues.

        The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

	Beginning Balance	Additional Charges to Costs and Expenses	Recoveries to (Deductions from) Allowance	Ending Balance
January 1 to December 31, 2013	$2,631	$3,455	$(2,144)	$3,942
January 1 to December 31, 2012	2,924	716	(1,009)	2,631
January 1 to December 31, 2011	802	2,940	(818)	2,924

        In the summary above, the additional charges to costs and expenses for the year ended December 31, 2012 is net of a $4.0 million settlement gain relating to the preexisting relationship with Wavecom. In 2011, the Company recovered $2.5 million on two large receivable balances previously assumed to be uncollectible.

5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Land	$67,278	$73,227
Buildings	107,273	103,104
Central office equipment	149,940	124,482
Outside communications plant	290,201	244,770
Furniture, vehicles and other work equipment	42,613	33,663
Construction in progress	24,557	20,683
Software	42,645	34,597
Other	4,857	4,817

	729,364	639,343
Less accumulated depreciation and amortization	204,989	132,146

Total property, plant and equipment, net	$524,375	$507,197

        Depreciation expense amounted to $74.5 million, $68.2 million and $61.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company's operations for a purchase price, as amended, of $13.9 million. The sale was subject to due diligence by the buyer and approval of the HPUC. The HPUC approval was received in May 2013 and the sale was consummated in June 2013. The net proceeds, net of commissions and other costs paid through escrow of $0.8 million, amounted to $13.1 million. A gain on

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property, Plant and Equipment (Continued)

the sale of $6.5 million was recognized in 2013 as management concluded the land sold was not grouped with the assets subject to the composite depreciation method. The HPUC approval requires the Company to spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the Company to make improvements to its broadband network in an amount equal to the net proceeds less the training cost commitment. The planned training expenses and network capital spending will be recognized as the costs are incurred.

6. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$21,709	$8,983	$12,726	$17,850	$6,285	$11,565
Trade name and other	320	121	199	210	—	210

	22,029	9,104	12,925	18,060	6,285	11,775

Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300

	27,300	—	27,300	27,300	—	27,300

	$49,329	$9,104	$40,225	$45,360	$6,285	$39,075

        During the year ended December 31, 2013, the Company recognized customer relationship intangibles amounting to $4.3 million and other intangibles amounting to $0.1 million related to the acquisition of SystemMetrics. The estimated useful life of the customer relationship intangible assets acquired was 13 years. The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. The Company uses an accelerated amortization method reflecting the rate of expected customer attrition.

        During the year ended December 31, 2012, the Company recognized customer relationship intangibles amounting to $0.9 million and other intangibles amounting to $0.2 million related to the acquisition of Wavecom. The estimated useful life of the customer relationship intangible assets acquired was 6 years. The determination of useful lives for customer relationships was made based on historical and expected customer attrition rates. The Company uses an accelerated amortization method reflecting the rate of expected customer attrition.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        Amortization expense amounted to $2.8 million, $2.7 million and $2.6 million for the years ended December 31 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2014	$2,896
2015	2,498
2016	2,101
2017	1,703
2018	1,308
Thereafter	2,419

$12,925

        In conjunction with the acquisition of SystemMetrics, the Company recognized goodwill of $10.5 million which will be attributed to the data center colocation segment. In conjunction with the acquisition of Wavecom, the Company adjusted the carrying value of goodwill in 2013 as further discussed in Note 3. The revised goodwill amounted to $1.6 million and is included in the telecommunications segment.

7. Accrued Expenses

        Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Salaries and benefits	$15,160	$15,642
Interest	2,576	3,607
Other taxes	1,051	1,288

	$18,787	$20,537

8. Long-Term Debt

        Long-Term debt consists of the following (dollars in thousands):

			December 31,
	Interest Rate at December 31, 2013	Final Maturity
			2013	2012
Term loan	5.00%	June 6, 2019	$299,138	$299,250
Original issue discount			(4,459)	(3,840)

			294,679	295,410
Current			3,000	3,000

Noncurrent			$291,679	$292,410

        The term loan outstanding at December 31, 2013 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

plus a margin of 4.00%. The Company has selected the Eurocurrency rate as of December 31, 2013 resulting in an interest rate currently at 5.00%.

        The term loan provides for interest payments no less than quarterly. In addition, quarterly principal payments of $0.8 million are required. The balance of the loan is due at maturity on June 6, 2019. The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined. The percent of excess cash flow required is dependent on the Company's leverage ratio. The excess cash flow payment for the year ended December 31, 2012 amounted to $2.1 million and was paid in March of 2013. No excess cash flow payment is due for the year ended December 31, 2013. The Company must also make prepayments on loans in the case of certain events such as large asset sales.

        The Company also has a revolving credit facility which matures on October 3, 2015. The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended December 31, 2013 and 2012. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company's option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company's leverage, as defined in the agreement, at the time of the borrowing.

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

Refinancing 2013

        In June 2013, the Company refinanced its term loan debt. The Company paid a premium on the repayment of the old term loan of $3.0 million. In addition, the Company paid $3.4 million in underwriting fees and legal costs. The premium on repayment of debt, existing original issue discount, existing deferred financing costs, underwriting fees and legal costs were accounted for in accordance with accounting standards for modification of debt instruments with different terms. The Company compared each syndicated lenders' loan under the old term loan with the syndicated lenders' loan under the new term loans. For loans under the new term loan that were substantially different, the Company recognized the exchange of debt instruments as a debt extinguishment. For loans under the new term loan that were not substantially different, the Company accounted for the exchange of debt instruments as a modification. As a result of the refinancing, the Company deferred $2.7 million of financing related costs and recognized a loss on early extinguishment of debt of $3.7 million.

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

Capitalized Interest

        Interest capitalized by the Company amounted to $1.2 million, $2.0 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Maturities

        The annual requirements for principal payments on long-term debt, assuming no defaults, as of December 31, 2013 are as follows (dollars in thousands):

Year Ended December 31,
2014	$3,000
2015	3,000
2016	3,000
2017	3,000
2018	3,000
Thereafter	284,138

$299,138

9. Employee Benefit Plans

Pension and Other Postretirement Benefits

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Change in projected benefit obligation:
Obligation at beginning of period	$245,211	$249,851	$53,630	$49,731
Service cost	—	1,488	1,047	965
Interest cost	8,344	10,008	2,089	2,362
Actuarial (gain) loss	(16,236)	25,014	(4,044)	2,289
Curtailment	—	(30,150)	—	—
Benefits paid	(16,989)	(11,000)	(1,734)	(1,717)

Obligation at end of period	220,330	245,211	50,988	53,630

Change in plan assets:
Fair value of plan assets at beginning of period	164,426	141,685	—	—
Actual return on plan assets	29,056	19,588	—	—
Employer contributions	11,893	14,153	1,734	1,717
Benefits paid	(16,989)	(11,000)	(1,734)	(1,717)

Fair value of plan assets at end of period	188,386	164,426	—	—

Funded status:
Plan assets less than projected benefit obligation	$(31,944)	$(80,785)	$(50,988)	$(53,630)

Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(2,611)	$(2,411)
Employee benefit obligation, noncurrent	(31,944)	(80,785)	(48,377)	(51,219)

Net amount recognized	$(31,944)	$(80,785)	$(50,988)	$(53,630)

Actuarial gain (loss) recognized in accumulated other comprehensive income (loss)	$(3,783)	$(37,844)	$(3,752)	$(8,151)

Actuarial assumptions:
Measurement date	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Discount rate	4.40% to 4.62%	3.55% to 3.80%	4.75% to 5.01%	3.85% to 4.10%
Assumed health care cost trend rate, current	NA	NA	7.00%	7.50%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2022	2018

        The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2014 is $0.1 million for pension benefits and $0.1 million for other postretirement benefits.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Pension Benefits

	For the Year Ended December 31,
	2013	2012	2011
Service cost	$—	$1,488	$7,621
Interest cost	8,344	10,008	10,400
Expected asset return	(11,860)	(11,491)	(11,567)
Amortization of net (gain) loss	628	429	19

Total benefit cost (income)	$(2,888)	$434	$6,473

Actuarial assumptions:
Discount rate	3.55% to 3.80%	4.44% to 4.59%	5.47% to 5.64%
Expected return on plan assets	7.50%	7.75%	8.00%
Long-term rate of compensation increase	NA	3.50% to 5.00%	3.50% to 5.00%

Other Postretirement Benefits

	For the Year Ended December 31,
	2013	2012	2011
Service cost	$1,047	$965	$947
Interest cost	2,089	2,362	2,053
Amortization of net (gain) loss	356	118	(367)

Total benefit cost	$3,492	$3,445	$2,633

Actuarial assumptions:
Discount rate	3.85% to 4.10%	4.85% to 5.09%	5.65% to 5.96%
Assumed health care cost trend rate, current	7.50%	7.50%	8.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2018	2018	2018

        The measurement date for all plans was December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, the accumulated benefit obligation was the same as the projected benefit obligation.

        The Company based its selection of an assumed discount rate for 2014 net periodic benefit cost and December 31, 2013 disclosure on a cash flow matching analysis that utilized bond information provided from a published bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2013. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2013 did not change from December 31 2012.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        In selecting the expected rate of return on plan assets of 7.25% for 2014 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans' asset allocations and the past performance of the plans' assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2013 and 2012, based on trading values or fund net asset value, by asset category and basis of valuation are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2013
Common stocks—domestic large cap	$18,658	$—	$—	$18,658
Equity funds—large cap index	—	100,478	—	100,478
Fixed income funds—diversified bond	—	68,242	—	68,242
Short term investment funds	—	1,008	—	1,008

	$18,658	$169,728	$—	$188,386

2012
Common stocks—domestic large cap	$16,419	$—	$—	$16,419
Equity funds—large cap index	—	84,507	—	84,507
Fixed income funds—diversified bond	—	63,050	—	63,050
Short term investment funds	—	450	—	450

	$16,419	$148,007	$—	$164,426

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

        The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013 and 2012.

        Equity securities (Level 1) were valued at the closing price reported on the active market on which the individual securities are traded.

        Fixed income securities, equity funds, and mutual funds (Level 2) were valued as follows. Fixed income securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Equity funds and mutual funds include commingled equity funds that are not open to public investment and are valued at the net asset value per share.

        All contributions made were as required by law. The Company expects to contribute $13.1 million to its defined benefit pension plans in 2014.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company projects that it will make the following benefit payments for the years ended December 31 (dollars in thousands):

	Pension Plans Benefits Paid	Other Postretirement Benefits Paid
2014	$40,235	$2,673
2015	22,133	2,941
2016	19,930	3,015
2017	16,099	3,162
2018	16,480	3,384
2019 through 2023	64,422	17,957

	$179,299	$33,132

        Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$220	$(185)
Effect on postretirement benefit obligation	2,660	(2,238)

401(k) Plan

        The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees after February 29, 2012 and 6% of compensation for non-union employees. Prior to March 1, 2012, union employee matching was 5% of compensation for union employees hired before September 13, 2008 and 6% for union employees hired on or after September 13, 2008. Company contributions were $4.9 million, $4.7 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        The components of the income tax expense (benefit) are as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State and local	(835)	(535)	(1,341)

	(835)	(535)	(1,341)

Deferred
Federal	8,346	(78,978)	—
State and local	1,271	(11,849)	—

	9,617	(90,827)	—

Total income tax expense (benefit)	$8,782	$(91,362)	$(1,341)

        The income tax expense (benefit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income or loss before income taxes for the following reasons (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Income tax (benefit) at federal rate	$6,552	$6,331	$8,437
Increase (decrease) resulting from:
State income taxes, net of federal income tax	814	774	1,105
Permanent differences	1,826	501	2,517
Capital goods excise tax credit	(836)	(535)	(1,341)
Other, net	6	—	136
Change in valuation allowance	420	(98,433)	(12,195)

Total income tax expense (benefit)	$8,782	$(91,362)	$(1,341)

        During the years ended December 31, 2013, 2012 and 2011, the permanent difference was attributed primarily to the Company recognizing adjustments to certain tax attributes for income tax purposes.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Property and equipment	$37,319	$36,940
Other basis differences	582	568

	37,901	37,508

Deferred tax assets:
Net operating loss and credit carryforwards	25,730	19,126
Intangible assets	62,626	76,646
Expenses deferred for tax	7,278	7,508
Employee benefits	21,654	41,621
Other basis differences	4,453	1,014

	121,741	145,915
Valuation allowance	(420)	—

	121,321	145,915

Deferred tax asset, net	$83,420	$108,407

        As of December 31, 2013, net operating losses available for carry forward through 2033 amounted to $60.0 million for federal purposes and $66.3 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership.

        As of December 31, 2011, the Company maintained a full valuation allowance over its net deferred income tax assets. This situation resulted from the Company having a short history as a new entity (post Chapter 11). From emergence in 2010 through 2012, the Company had generated earnings in all periods. As a result of its continued positive earnings for the year, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that the Company would realize its deferred income tax assets, and therefore, the Company released its valuation allowance as of December 31, 2012. For the year ended December 31, 2013, the Company recognized a valuation allowance for $0.4 million for charitable loss carry forwards subject to deduction limitations. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of the deferred income tax assets. The following is a summary of activity for the valuation allowance (dollars in thousands):

	Beginning Balance	Charge (Credit) to Income Tax Expense or Equity	Ending Balance
January 1 to December 31, 2013	$—	$420	$420
January 1 to December 31, 2012	120,336	(120,336)	—
January 1 to December 31, 2011	108,312	12,024	120,336

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company evaluates its tax positions for liability recognition. As of December 31, 2013, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company's consolidated statements of income for the years ended December 31, 2013, 2012 or 2011. All tax years from 2010 remain open for both federal and Hawaii state purposes.

11. Stockholder's Equity

Warrants

        In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share. The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015. As of December 31, 2013, 1,245,040 warrants were outstanding.

Equity Incentive Plan

        The Compensation Committee of the Company's Board of Directors may grant awards under the Company's equity incentive plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The maximum number of shares issuable under the new equity incentive plan is 1,400,000 shares. All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

        As of December 31, 2013, all awards were restricted stock units.

Restricted Stock Units

        Restricted stock units are generally subject to forfeiture if employment terminates prior to release of the restrictions. The Company expenses the cost of restricted stock units, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

        Restricted stock units have service, performance and market conditions for vesting. Those with service conditions vest in equal installments on each of the first through fourth anniversaries of the date of grant except for those granted to directors which vest over three years. Those with performance and market conditions vest in installments over four years based on the achievement of goals to be established by the Compensation Committee of the Company's Board of Directors.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholder's Equity (Continued)

        Activity with respect to outstanding restricted stock units for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	246,778	$12
Granted	111,193	24
Vested	(53,096)	12
Forfeited	(55,924)	15

Nonvested at January 1, 2012	248,951	17
Granted	124,636	16
Vested	(116,711)	20
Forfeited	(33,652)	18

Nonvested at January 1, 2013	223,224	15
Granted	181,330	20
Vested	(120,902)	15
Forfeited	(22,918)	17

Nonvested at December 31, 2013	260,734	$18

        As of December 31, 2013, there was $2.0 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of 3 years.

        The Company recognized compensation expense of $2.7 million, $1.9 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The fair value as of the vesting date for the restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $2.5 million, $1.8 million and $0.7 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 34,730, 15,360 and 1,654 for the years ended December 31, 2013, 2012 and 2011, respectively, and were based on the value of the restricted stock units as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the tax authorities was $0.8 million, $0.3 million and less than $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Restructuring and Reorganization

        In 2011, the Company recorded a restructuring expense of $1.8 million included in selling, general and administrative expenses in conjunction with a cost reduction plan in the telecommunications segment. The plan was primarily to align the Company's operations to its strategic plan and resulted in the termination of approximately six percent of the Company's workforce. The related severance cost amounted to $1.4 million. The restructuring included closure of the Company's remaining retail stores, outsourcing of toll operators and downsizing of various other legacy functions. In conjunction with closure of the retail stores, the Company recognized a liability of $0.4 million for the termination of three retail space leases. All liabilities recognized have been settled with cash payments.

        Reorganization items represent expense or income amounts that were recognized as a direct result of the Chapter 11 filing (the Company emerged in 2010) and are presented separately in the consolidated statements of income. Such expense items consisted of $1.1 million in professional fees for the year ended December 31, 2011. Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process. The Company emerged from Chapter 11 in October 2010 but continued to incur reorganization related expenses until December 2011 as the Chapter 11 cases were not closed until January 2012.

        Net cash paid for reorganization items, consisting of professional and other fees, amounted to $2.4 million for the year ended December 31, 2011.

13. Leases

        The Company leases certain facilities and equipment for use in the Company's operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $3.9 million, $2.7 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2014	$2,824
2015	2,508
2016	2,232
2017	2,086
2018	1,868
Thereafter	12,525

$24,043

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized Gain (Loss) on Investments	Defined Benefit Postretirement Plans	Total
January 1, 2011	$(16)	$13,409	$13,393
Other comprehensive income (loss) for 2011	(17)	(70,894)	(70,911)

December 31, 2011	(33)	(57,485)	(57,518)
Other comprehensive income (loss) for 2012, net of tax	(3)	29,071	29,068

December 31, 2012	(36)	(28,414)	(28,450)
Other comprehensive income (loss) for 2013, net of tax	(24)	23,758	23,734

December 31, 2013	$(60)	$(4,656)	$(4,716)

        Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Retirement plans
Amortization of (gain) loss	$984	$547	$(348)
Income tax charge on other comprehensive income	374	—	—

Net of tax	$610	$547	$(348)

        The amortization of gain or loss was recognized primarily in selling, general and administrative expense for all three periods presented.

15. Commitments and Contingencies

Long-Term Fixed Supplier Commitments

        The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related services. Annual fixed fee commitments for agreements in effect at December 31, 2013, amounted to the following (dollars in thousands):

Years ended, December 31:
2014	$5,085
2015	1,765

$6,850

        Under the long-term agreements, the Company incurred fees amounting to $12.8 million, $12.8 million and $14.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

Collective Bargaining Agreement

        The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") with an effective date of January 1, 2013 for a term of five years. The agreement covers approximately half of the Company's workforce.

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

Litigation

        The Company is involved in litigation arising in the normal course of business. The outcome of litigation is not expected to have a material adverse impact on the Company's consolidated financial statements.

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

        Debt—The fair value of debt is based on the value at which debt is trading among holders.

        The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying Value	Fair Value
December 31, 2013
Assets—investment in U.S. Treasury obligations	$807	$807
Liabilities—long-term debt (carried at cost)	294,679	299,886
December 31, 2012
Assets—investment in U.S. Treasury obligations	$905	$905
Liabilities—long-term debt (carried at cost)	295,410	302,000

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

	December 31, 2013	December 31, 2012
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$807	$905
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$807	$905

Liability value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant other observable inputs (Level 2)	299,886	302,000
Significant unobservable inputs (Level 3)	—	—

	$299,886	$302,000

        Assets and liabilities measured at fair value on a non-recurring basis for the year ended December 31, 2013 and 2012 represent those recognized in conjunction with the acquisition of SystemMetrics and Wavecom, respectively. A summary of the valued assets and liabilities is included in Note 3 including a discussion of the valuation methodology. The majority of assets and liabilities were valued using level 3 unobservable inputs.

17. Cash Flow Information

        Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—
Interest paid, net of amounts capitalized	18,094	21,966	25,323
Non-cash investing activities—receipt of equipment for settlement of receivable or for capital lease	—	—	2,250

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information

        The Company operates in the two reportable segments of telecommunications and data center colocation. This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company's chief operating decision maker. The telecommunications segment provides local voice services, long distance voice services, high-speed internet and video. In addition, the segment provides network access which includes data transport. Various related telephony services are provided including equipment and managed services. The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

        In 2013, the Company reevaluated is reportable segments. This was prompted by the acquisition of SystemMetrics and the Company's current strategic focus. Previously, the Company presented a wireline and other segment (which was primarily wireless services). With the diminishing significance of the wireless segment, the Company no longer provides separate wireless information to the Company's chief operating decision maker. Both these segments are now combined into the telecommunications segment. Prior to the acquisition of SystemMetrics on September 30, 2013, the Company did not have data center colocation operations. Hence, the Company was in a single segment prior to 2013 under the revised reportable segment structure.

        The following table provides operating financial information for the Company's reportable segments for the year ended and as of December 31, 2013 (dollars in thousands):

	Tele- communications	Data Center Colocation	Intersegment Elimination	Total
Operating revenues	$389,168	$2,188	$(206)	$391,150
Depreciation and amortization	76,935	366	—	77,301
Operating income (loss)	41,907	(136)	—	41,771
Capital expenditures	92,742	299	—	93,041
Assets	758,993	19,022	—	778,015

        Intersegment revenue represents network access services provided by the telecommunications segment for data center colocation. For the year ended December 31, 2013, total operating income above reconciles to the consolidated statement of income as follows:

Operating income	$41,771
Corporate other expense	22,501

Income before income tax provision	19,270

        The operating income of the telecommunications segment included the gain from the sale of property for $6.5 million for the year ended December 31, 2013.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Segment Information (Continued)

        The following table provides information on the Company's revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Local voice and other retail services	$258,604	$255,592	$262,744
Network access services	130,358	129,906	132,412
Data center colocation	2,188	—	—

	$391,150	$385,498	$395,156

19. Quarterly Financial Information (Unaudited)

        The Company's quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

	Operating Revenues	Operating Income	Net Income	Earnings per share - basic	Earnings per share - diluted
Year Ended December 31, 2013:
First Quarter	$95,965	$8,585	$1,848	$0.18	$0.17
Second Quarter	96,997	15,226	3,951	0.38	0.36
Third Quarter	97,682	7,914	2,061	0.20	0.18
Fourth Quarter	100,506	10,046	2,628	0.25	0.23

Total	$391,150	$41,771	$10,488	$1.01	$0.95

Year Ended December 31, 2012:
First Quarter	$97,574	$11,161	$207	$0.02	$0.02
Second Quarter	94,689	10,909	5,521	0.54	0.51
Third Quarter	96,647	10,901	5,615	0.55	0.52
Fourth Quarter	96,588	12,885	98,639	9.60	9.21

Total	$385,498	$45,856	$109,982	$10.74	$10.32

        As of December 31, 2012, management of the Company concluded that it was more likely than not that the Company would realize its deferred income tax assets and therefore, the Company released it valuation allowance as of that date. That resulted in a total income tax benefit of $91.0 million in 2012.

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

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	For the Year Ended December 31,
	2013	2012	2011
Equity in earnings of Hawaiian Telcom Communications, Inc.	$10,488	$109,982	$26,155
Income tax expense	—	—	—

Net income	10,488	109,982	26,155
Other comprehensive income (loss), net of tax	23,734	29,068	(70,911)

Comprehensive income (loss)	$34,222	$139,050	$(44,756)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in Thousands)

	December 31, 2013	December 31, 2012
Assets
Investment in Hawaiian Telcom Communications, Inc.	$313,012	$276,860

Total assets	$313,012	$276,860

Stockholders' Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 10,495,856 and 10,291,897 shares issued and outstanding	$105	$103
Additional paid-in capital	167,869	165,941
Accumulated other comprehensive loss	(4,716)	(28,450)
Retained earnings	149,754	139,266

Total stockholders' equity	$313,012	$276,860

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$10,488	$109,982	$26,155
Undistributed earnings of Hawaiian Telcom Communications, Inc.	(10,488)	(109,982)	(26,155)

Net cash provided by operating activities,net change in cash and ending balance of cash	$—	$—	$—

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the "Company') as of December 31, 2013. Based on their evaluations, as of December 31, 2013, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        On March 11, 2014, the Company entered into a new employment agreement ("New Agreement"), dated March 11, 2014, with Eric K. Yeaman, the Company's President and Chief Executive Officer (CEO). The New Agreement will be effective October 29, 2014. Mr. Yeaman's Amended and Restated Employment Agreement dated as of April 5, 2010, as amended ("Prior Agreement"), will continue to be in effect until October 28, 2014. The New Agreement will provide for an annual base salary of $725,000, the opportunity to receive an annual performance payment under the Company's Performance Compensation Plan targeted at 100% of annual base salary, and the opportunity to receive equity awards from time to time under the Company's 2010 Equity Incentive Plan. The New Agreement also provides that he will be eligible to receive severance benefits under the Company's Executive Severance Plan, which was amended and restated effective March 11, 2014 to provide that, (i) upon termination of employment either by the Company without cause or by Mr. Yeaman for good reason, he would be entitled to (a) a lump-sum cash payment in an amount equal to two times the sum of his base salary and his target-level award under the Company's Performance Compensation Plan for the year of termination, and (b) a lump-sum cash payment in an amount equal to an award, if any, under the Company's Performance Compensation Plan that has been earned but not yet paid for a completed calendar year, and (ii) upon termination of Mr. Yeaman's employment due to death or disability, he or his estate will be entitled to receive a lump-sum cash payment in an amount equal to an award, if any, under the Company's Performance Compensation Plan that has been earned but not yet paid for a completed calendar year.

        Also on March 11, 2014, the Company's Board of Directors amended and restated the Executive Severance Plan in order to incorporate the severance benefits for Mr. Yeaman described above. The purpose of amending the Executive Severance Plan was to incorporate severance benefits that already were being provided under the Prior Agreement.

        On March 10, 2014, the Compensation Committee approved amendments to the performance-based restricted stock units ("PBRSUs") granted to employees prior to 2013 to align the structure of the performance goals applicable to these PBRSUs with the PBRSUs granted in 2013 and 2014. Following the amendments, the PBRSUs granted prior to 2013 will vest based on the achievement of the following categories of performance goals for each of the performance years applicable to the pre-amended PBRSUs: (i) the Company's financial performance for revenue and adjusted EBITDA for the applicable performance year and (ii) the Company's total shareholder return (TSR) for a two-year period ending on December 31 of the applicable performance year as compared to the NASDAQ Telecommunications Index. The amendments also provide that participants may receive additional shares upon settlement of the PBRSUs if the financial performance goals and/or the relative TSR performance goal exceed the target goals. After giving effect to the amendments, the Compensation Committee determined the level of performance against the goals set for the 2013 performance period for the PBRSUs granted prior to 2013 and determined that 108.25% of the target PBRSUs for the 2013 performance year vested.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

  A. Directors

        For information about the Directors and corporate governance of the Company, see the section captioned "Election of Directors" in the Company's Proxy Statement for its 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), which section is incorporated herein by reference.

  B. Executive Officers and Key Employees

        The following table provides information regarding our executive officers and other key employees as of March 1, 2014:

Name	Age	Position(s)
Officers
Eric K. Yeaman	46	President, Chief Executive Officer and Director
Scott K. Barber	53	Chief Operating Officer
Robert F. Reich	54	Senior Vice President and Chief Financial Officer
John T. Komeiji	60	Senior Vice President and General Counsel
Kevin T. Paul	58	Senior Vice President—Technology
Amy S. Aapala	41	Vice President—Customer Service
Jason K. Fujita	39	Vice President—Consumer Sales and Product Marketing
Paul G. Krueger	49	Vice President—Business Sales and Product Marketing

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

        Scott K. Barber became our Chief Operating Officer in January 2013. Mr. Barber is responsible for overseeing day-to-day operations of the Company's technology, sales, marketing, customer service, customer care, business operations, and business development teams, and is tasked with integrating them to drive the implementation of our strategic plan. Prior to joining us, Mr. Barber was Vice President of Operations of Consolidated Communications, an Illinois-based telecommunications company, since July 2012, during which time he led field and network operations teams across six states. Prior to joining Consolidated Communications, Mr. Barber held various executive positions at SureWest Communications beginning 1994, most recently as Chief Operating Officer from 2011 to 2012.

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

        Amy S. Aapala became our Vice President—Customer Service in March 2013, and is responsible for our order management systems, network operations, and construction services. She joined us in 2005, having most recently served as our Executive Director-Field Operations from December 2011 and Executive Director-OMS Operations from January 2011 to December 2011. Ms. Aapala has more than 18 years of experience in the telecommunications industry. Prior to joining us, Ms. Aapala worked as a consultant for The Carlyle Group and in senior management positions in billing and customer service with various telecommunications companies.

        Jason K. Fujita became our Vice President—Consumer Sales and Product Marketing in November 2013. He previously served as our Vice President—Consumer Sales from August 2012. Mr. Fujita is in charge of our customer contact centers as well as our public communications, wireless, Hawaiian Telcom TV and multiple dwelling unit sales, and consumer product marketing. He began his career with us in 1997, having most recently served as Executive Director—Consumer and Business Sales from April 2012 to August 2012 and Director—Contact Centers from May 2009 to April 2012.

        Paul G. Krueger became our Vice President—Business Sales and Product Marketing in November 2013. He previously served as our Vice President—Business and Wholesale Sales from October 2012. Mr. Krueger is in charge of our business sales, business sales operations, sales engineering, sales planning and performance analysis, wholesale markets, and business product marketing. With more than 20 years in the telecommunications industry, he previously served in various capacities at SureWest Communications beginning 1995, most recently as Executive Director of business sales from 2008 to September 2012.

Item 11.    Executive Compensation

        For information about executive compensation, see the section captioned "Compensation of the Named Executive Officers and Directors" in the Company's 2014 Proxy Statement, which section is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the section captioned "Security Ownership of Certain Stockholders, Directors and Executive Officers" in the Company's 2014 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Company's 2014 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        See the section captioned "Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for 2014" in the Company's 2014 Proxy Statement, which section is incorporated herein by reference.

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

Exhibit No.		Description of Exhibit
10.4		Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 of Hawaiian Telcom Communications, Inc.'s Form 10-K, File No. 333-131152, filed with the SEC on April 2, 2007).
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
10.10	*	Employment Offer Letter, dated March 11, 2014 and effective as of October 29, 2014, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc.
10.11	*
Employment Offer Letter, effective as of December 12, 2012, by and between Scott K. Barber and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.10 on the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2013).
10.12	*
Employment Offer Letter, effective as of December 17, 2012, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.14 on the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2013).
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

Exhibit No.		Description of Exhibit
10.15	*	General Waiver and Release of Claims dated October 5, 2012, by and between Kurt Hoffman and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.19 on the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2013).
10.16
Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 10, 2012).
10.17
Amendment No. 1 dated June 6, 2013 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on August 5, 2013).
10.18
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
10.19
Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).
10.20
Amended and Restated Guaranty, dated as of October 3, 2011, by and among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).
10.21	*
Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).
10.22	*
Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 6, 2013).
10.23	*
Form of Restricted Stock Unit Agreement for the CEO pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).
10.24	*
Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 6, 2013).
10.25	*	Form of Amendment effective as of March 10, 2014 to Restricted Stock Unit Agreements.
10.26	*
Hawaiian Telcom Performance Compensation Plan, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.36 on the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

Exhibit No.		Description of Exhibit
10.27	*	Hawaiian Telcom Holdco, Inc. Amended and Restated Executive Severance Plan, effective March 11, 2014.
21.1		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP dated March 13, 2014.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Earnings Release dated March 13, 2014.
101.INS#		XBRL Instance Document
101.SCH#		XBRL Taxonomy Extension Schema Document
101.CAL#		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#		XBRL Taxonomy Extension Label Linkbase Document
101.PRE#		XBRL Taxonomy Extension Presentation Linkbase Document

*
Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawaiian Telcom Holdco, Inc.
Date: March 13, 2014	By:	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC K. YEAMAN Eric K. Yeaman	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2014
/s/ ROBERT F. REICH Robert F. Reich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
/s/ KURT M. CELLAR Kurt M. Cellar	Director	March 13, 2014
/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Director	March 13, 2014
/s/ WARREN H. HARUKI Warren H. Haruki	Director	March 13, 2014
/s/ RICHARD A. JALKUT Richard A. Jalkut	Director	March 13, 2014
/s/ STEVEN C. OLDHAM Steven C. Oldham	Director	March 13, 2014
/s/ BERNARD R. PHILLIPS III Bernard R. Phillips III	Director	March 13, 2014