Form 10-Q
period 2014-03-31
Hawaiian Telcom Holdco, Inc.
filed 2014-05-07
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 7, 2014, 10,586,041 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Operating revenues	$97,072	$95,965

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,948	40,284
Selling, general and administrative	29,266	28,379
Depreciation and amortization	18,720	18,717

Total operating expenses	88,934	87,380

Operating income	8,138	8,585

Other income (expense):
Interest expense	(4,188)	(5,540)
Interest income and other	10	15

Total other expense	(4,178)	(5,525)

Income before income tax provision	3,960	3,060

Income tax provision	1,592	1,212

Net income	$2,368	$1,848

Net income per common share -
Basic	$0.22	$0.18
Diluted	$0.21	$0.17

Weighted average shares used to compute net income per common share -
Basic	10,528,039	10,291,897
Diluted	11,271,827	10,890,917

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$2,368	$1,848

Other comprehensive income (loss)-
Unrealized holding losses arising during period	(3)	(19)
Retirement plan gain (loss)	(289)	222
Income tax credit (charge) on comprehensive income	117	(88)
Other comprehensive income (loss), net of tax	(175)	115

Comprehensive income	$2,193	$1,963

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013

Assets

Current assets
Cash and cash equivalents	$36,738	$49,551
Receivables, net	33,050	34,521
Material and supplies	11,737	15,939
Prepaid expenses	3,445	3,724
Deferred income taxes	8,146	8,146
Other current assets	2,321	2,851
Total current assets	95,437	114,732
Property, plant and equipment, net	533,528	524,375
Intangible assets, net	39,500	40,225
Goodwill	12,104	12,104
Deferred income taxes	73,705	75,274
Other assets	10,841	11,305

Total assets	$765,115	$778,015

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	34,533	40,228
Accrued expenses	13,594	18,787
Advance billings and customer deposits	15,912	16,122
Other current liabilities	6,500	6,412
Total current liabilities	73,539	84,549
Long-term debt	291,111	291,679
Employee benefit obligations	77,136	80,321
Other liabilities	8,055	8,454
Total liabilities	449,841	465,003

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,584,191 and 10,495,856 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	106	105
Additional paid-in capital	167,937	167,869
Accumulated other comprehensive loss	(4,891)	(4,716)
Retained earnings	152,122	149,754
Total stockholders’ equity	315,274	313,012

Total liabilities and stockholders’ equity	$765,115	$778,015

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$2,368	$1,848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,720	18,717
Employee retirement benefits	(3,475)	(2,722)
Provision for uncollectibles	513	553
Stock based compensation	1,074	423
Deferred income taxes	1,685	1,297
Changes in operating assets and liabilities:
Receivables	957	(825)
Material and supplies	459	(796)
Prepaid expenses and other current assets	810	605
Accounts payable and accrued expenses	(10,010)	(4,987)
Advance billings and customer deposits	(210)	448
Other current liabilities	89	2
Other	390	303
Net cash provided by operating activities	13,370	14,866

Cash flows from investing activities:
Capital expenditures	(23,939)	(23,254)
Net cash used in investing activities	(23,939)	(23,254)

Cash flows from financing activities:
Repayment of capital lease and installment liability	(489)	(163)
Repayment of debt including premium	(750)	(2,138)
Taxes paid related to net share settlement of equity awards	(1,005)	(362)
Net cash used in financing activities	(2,244)	(2,663)

Net change in cash and cash equivalents	(12,813)	(11,051)
Cash and cash equivalents, beginning of period	49,551	66,993

Cash and cash equivalents, end of period	$36,738	$55,942

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,824	$5,236

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	1,074	—	—	1,074

Exercise of warrant agreement	13,511	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,824	1	(1,006)	—	—	(1,005)

Net income	—	—	—	—	2,368	2,368

Other comprehensive loss, net of tax	—	—	—	(175)	—	(175)

Balance, March 31, 2014	10,584,191	$106	$167,937	$(4,891)	$152,122	$315,274

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	423	—	—	423

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	—	—	(362)	—	—	(362)

Net income	—	—	—	—	1,848	1,848

Other comprehensive income, net of tax	—	—	—	115	—	115

Balance, March 31, 2013	10,291,897	$103	$166,002	$(28,335)	$141,114	$278,884

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at March 31, 2014 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $13.3 million and $3.0 million at March 31, 2014 and 2013, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $1.8 million for both the three months ended March 31, 2014 and 2013.

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

	Three Months Ended
	March 31,
	2014	2013

Basic earnings per share - weighted average shares	10,528,039	10,291,897
Effect of dilutive securities:
Employee and director restricted stock units	124,012	139,264
Warrants	619,776	459,756

Diluted earnings per share - weighted average shares	11,271,827	10,890,917

The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 86,608 shares of common stock for the three month period ended March 31, 2014. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive. For the three month period ended March 31, 2013 the restricted stock units excluded were not significant.

3. SystemMetrics Corporation Acquisition

On September 30, 2013, the Company completed its acquisition of all of the voting stock of SystemMetrics Corporation (“SystemMetrics”) for $16.3 million in cash, net of cash acquired and purchase price adjustments. Of the total purchase price, $11.9 million was paid at closing with the balance subject to an earn-out over a three year period. Payment of the earn-out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics’ key executive. For financial reporting purposes, the earn-out will be accounted for as compensation expense as earned.

SystemMetrics provides virtual and physical data center colocation services in the State of Hawaii along with other telecommunication services that are complementary to the Company’s operations.

The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values, and the estimates and assumptions are subject to change within the measurement period, which shall not be more than one year from the acquisition date. The measurement period remains open as of March 31, 2014 as the Company continues to evaluate additional information obtained related to the amount recognized for certain assets and estimated liabilities.

For the three months ended March 31, 2014, SystemMetrics revenue amounted to $2.4 million and net income was less than $0.1 million.

4. Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013

Customers and other	$36,893	$38,463
Allowance for doubtful accounts	(3,843)	(3,942)

	$33,050	$34,521

5. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013

Property, plant and equipment	$756,210	$729,364
Less accumulated depreciation	(222,682)	(204,989)

	$533,528	$524,375

Depreciation expense amounted to $18.0 million for both the three months ended March 31, 2014 and 2013.

In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company’s operations for a purchase price, as amended, of $13.9 million. The sale was subject to due diligence by the buyer and approval of the Hawaii Public Utilities Commission (“HPUC”). The HPUC approval was received in May 2013 and the sale was consummated in June 2013.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$21,709	$9,688	$12,021	$21,709	$8,983	$12,726
Trade name and other	320	141	179	320	121	199
	22,029	9,829	12,200	22,029	9,104	12,925
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$9,829	$39,500	$49,329	$9,104	$40,225

Amortization expense amounted to $0.7 million for both the three months ended March 31, 2014 and 2013. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2014 (remaining months)	$2,171
2015	2,498
2016	2,101
2017	1,703
2018	1,308
Thereafter	2,419

$12,200

In conjunction with the acquisition of Wavecom Solutions Corporation, the Company adjusted the carrying value of goodwill in the first quarter of 2013. The revised goodwill amounted to $1.6 million and is included in the telecommunications segment.

6. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2014	2013

Salaries and benefits	$10,088	$15,160
Interest	2,487	2,576
Other taxes	1,019	1,051

	$13,594	$18,787

7. Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate
	at March 31,	Final	March 31,	December 31,
	2014	Maturity	2014	2013

Term loan	5.00%	June 6, 2019	$298,388	$299,138
Original issue discount			(4,277)	(4,459)
			294,111	294,679
Current			3,000	3,000

Noncurrent			$291,111	$291,679

The term loan outstanding at March 31, 2014 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%. The Company has selected the Eurocurrency rate as of March 31, 2014 resulting in an interest rate currently at 5.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  No excess cash flow payment was due for the year ended December 31, 2013.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended March 31, 2014 and 2013.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2014 are as follows (dollars in thousands):

Year ended December 31,
2014 (remainder of year)	$2,250
2015	3,000
2016	3,000
2017	3,000
2018	3,000
Thereafter	284,138

$298,388

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

The following provides the components of benefit costs for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2014	2013

Interest cost	$2,208	$2,055
Expected asset return	(3,178)	(2,935)
Amortization of loss	29	148

Net periodic benefit income	$(941)	$(732)

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2014	2013

Service cost	$230	$277
Interest cost	602	516
Amortization of loss	15	74

Net periodic benefit cost	$847	$867

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to contribute $13.1 million to its pension plan in 2014.  As of March 31, 2014, the Company has contributed $2.6 million.  The Company presently anticipates contributing the full amount during the remainder of 2014.

9.              Income Taxes

The income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013

Income tax at federal rate	$1,346	$1,040
Increase (decrease) resulting from:
State income taxes, net of federal income tax	167	122
Permanent differences	180	135
Capital goods excise tax credit	(101)	(85)

Total income tax expense	$1,592	$1,212

The Company evaluates its tax positions for liability recognition.  As of March 31, 2014, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 or 2013.  All tax years from 2010 remain open for both federal and Hawaii state purposes.

10.       Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2014, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2014 and 2013 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2014
Nonvested at January 1, 2014	260,734	$18
Granted	157,481	29
Vested	(109,399)	25
Nonvested at March 31, 2014	308,816	$23

2013
Nonvested at January 1, 2013	223,224	$15
Granted	181,330	20
Vested	(62,485)	16
Forfeited	(14,629)	16
Nonvested at March 31, 2013	327,440	$17

The Company recognized compensation expense of $1.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2014 and 2013 was $2.7 million and $1.2 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 34,573 and 17,986 for the three months ended March 31, 2014 and 2013, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the tax authorities amounted to $1.0 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements. In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense during the three months ended March 31, 2014.

11.       Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby additional warrants are tendered in lieu of payment for the exercise price.  During the three months ended March 31, 2014, warrants were exercised on a cashless basis resulting in the issuance of 13,511 shares of common stock.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive loss for 2014	(3)	(172)	(175)

March 31, 2014	$(63)	$(4,828)	$(4,891)

January 1, 2013	$(36)	$(28,414)	$(28,450)
Other comprehensive income (loss) for 2013	(19)	134	115

March 31, 2013	$(55)	$(28,280)	$(28,335)

Reclassifications out of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013

Retirement plans
Amortization of (gain) loss	(289)	222
Income tax credit (charge) on comprehensive income	117	(88)

Net of tax	$(172)	$134

The amortization of (gain) loss was recognized primarily in selling, general and administrative expense for both the years ended March 31, 2014 and 2013.

12.       Commitments and Contingencies

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) with an effective date of January 1, 2013 for a term of five years.  The agreement covers approximately half of the Company’s work force.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

March 31, 2014
Assets - investment in U.S. Treasury obligations	$808	$808
Liabilities - long-term debt (carried at cost)	294,111	300,066

December 31, 2013
Assets - investment in U.S. Treasury obligations	$807	$807
Liabilities - long-term debt (carried at cost)	294,679	299,886

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$808	$807
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$808	$807

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	300,066	299,886
Significant unobservable inputs (Level 3)	—	—

	$300,066	$299,886

14.  Segment Information

The Company operates in two reportable segments of telecommunications and data center colocation.  This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company’s chief operating decision maker.  The telecommunications segment provides local voice services, long distance voice services, high-speed internet and video.  In addition, the segment provides network access which includes data transport.  Various related telephony services are provided including equipment and managed services.  The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

In the fourth quarter of 2013, the Company reevaluated its reportable segments.  This was prompted by the acquisition of SystemMetrics and the Company’s current strategic focus.  Previously, the Company presented a wireline and other segment (which was primarily wireless services).  With the diminishing significance of the wireless segment, the Company no longer provides separate wireless information to the Company’s chief operating decision maker.  Both these segments are now combined into the telecommunications segment.  Prior to the acquisition of SystemMetrics on September 30, 2013, the Company did not have data center colocation operations.  Hence, the Company was in a single segment prior to September 30, 2013 under the revised reportable segment structure.

The following table provides operating financial information for the Company’s reportable segments for the three months ended and as of March 31, 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

Operating revenues	$94,876	$2,405	$(209)	$97,072
Depreciation and amortization	18,313	407	—	18,720
Operating income	8,042	96	—	8,138
Capital expeditures	23,061	345	—	23,406

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three months ended March 31, 2014 total operating income above reconciles to the condensed consolidated statement of income as follows:

Operating income	$8,138
Corporate other expense	(4,178)

Income before income tax provision	$3,960

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013

Local voice and other retail services	$62,936	$62,890
Network access services	31,731	33,075
Data center colocation	2,405	—

	$97,072	$95,965

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

•                  our ability to fund capital expenditures for network enhancements;

•                  our ability to maintain arrangements with third-party service providers;

•                  changes in regulations and legislation applicable to providers of telecommunications services;

•                  changes in demand for our products and services;

•                  our ability to retain experienced personnel;

•                  economic conditions in Hawaii;

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

Telecommunications

The telecommunications segment derives revenue from the following sources:

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of March 31, 2014 and 2013, and our operating revenues for the three months ended March 31, 2014 and 2013.  For comparability, we also present volume information as of March 31, 2014 compared to December 31, 2013.

Volume Information

As of March 31, 2014 compared to March 31, 2013

	March 31,	March 31,	Change
	2014	2013	Number	Percentage

Voice access lines
Residential	182,375	199,044	(16,669)	-8.4%
Business	192,202	196,970	(4,768)	-2.4%
Public	4,073	4,350	(277)	-6.4%
	378,650	400,364	(21,714)	-5.4%

High-Speed Internet lines
Residential	91,429	89,464	1,965	2.2%
Business	19,404	18,810	594	3.2%
Wholesale	936	1,013	(77)	-7.6%
	111,769	109,287	2,482	2.3%

Long distance lines
Residential	115,019	124,072	(9,053)	-7.3%
Business	79,108	80,659	(1,551)	-1.9%
	194,127	204,731	(10,604)	-5.2%

Video services
Subscribers	20,279	11,671	8,608	73.8%
Homes Enabled	130,000	83,000	47,000	56.6%

As of March 31, 2014 compared to December 31, 2013

	March 31,	December 31,	Change
	2014	2013	Number	Percentage

Voice access lines
Residential	182,375	186,415	(4,040)	-2.2%
Business	192,202	193,027	(825)	-0.4%
Public	4,073	4,155	(82)	-2.0%
	378,650	383,597	(4,947)	-1.3%

High-Speed Internet lines
Residential	91,429	91,437	(8)	0.0%
Business	19,404	19,320	84	0.4%
Wholesale	936	963	(27)	-2.8%
	111,769	111,720	49	0.0%

Long distance lines
Residential	115,019	117,282	(2,263)	-1.9%
Business	79,108	79,496	(388)	-0.5%
	194,127	196,778	(2,651)	-1.3%

Video services
Subscribers	20,279	18,393	1,886	10.3%
Homes Enabled	130,000	120,000	10,000	8.3%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percentage

Wireline Services
Local voice services	$33,059	$35,028	$(1,969)	-5.6%
Network access services
Business data	6,624	6,186	438	7.1%
Wholesale carrier data	14,386	15,464	(1,078)	-7.0%
Subscriber line access charge	9,169	9,657	(488)	-5.1%
Switched carrier access	1,552	1,768	(216)	-12.2%
	31,731	33,075	(1,344)	-4.1%
Long distance services	5,906	6,574	(668)	-10.2%
High-Speed Internet	10,544	9,616	928	9.7%
Video	4,754	2,204	2,550	115.7%
Equipment and managed services	4,489	5,379	(890)	-16.5%
Wireless	593	712	(119)	-16.7%
Other	3,591	3,377	214	6.3%
	94,667	95,965	(1,298)	-1.4%
Data center colocation	2,405	—	2,405	NA
	$97,072	$95,965	$1,107	1.2%

Channel
Business	$42,512	$40,516	$1,996	4.9%
Consumer	35,823	34,647	1,176	3.4%
Wholesale	15,937	17,232	(1,295)	-7.5%
Other	2,800	3,570	(770)	-21.6%
	$97,072	$95,965	$1,107	1.2%

The decrease in local voice services revenues was caused primarily by the decline of voice access lines.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Business data revenues for the three months ended March 31, 2014 increased when compared to the prior year period because of business win-backs and increasing bandwidth needs from our customers.  Wholesale carrier data revenue declined for the three months ended March 31, 2014 compared to the prior year period because of one-time service termination and other fees amounting to $0.8 million in 2013.  The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year with premium pricing on higher bandwidth offerings.

We are continuing the roll out of Hawaiian Telcom TV on the island of Oahu focusing on the delivery of superior service and an ongoing excellent customer experience.  Our volume is ramping up as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services sales have decreased because of fewer sales and installations of customer premise equipment for certain large institutional customers during the three months ended March 31, 2014 compared to the same period in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues and other service revenues were comparable to the same period in the prior year.

Data center colocation revenues are the result of the acquisition of SystemMetrics on September 30, 2013.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three months ended March 31, 2014 compared to the costs and expenses for the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$40,948	$40,284	$664	1.6%
Selling, general and administrative expenses	29,266	28,379	887	3.1%
Depreciation and amortization	18,720	18,717	3	0.0%

	$88,934	$87,380	$1,554	1.8%

There were no first quarter 2013 operations for the data center colocation segment as it was newly acquired on September 30, 2013.  Hence, a separate discussion for the telecommunications and data center colocation segment is not provided for the current period.

The Company’s total headcount as of March 31, 2014 was 1,380 compared to 1,382 as of March 31, 2013.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products.  Cost of revenues for the three month period ended March 31, 2014 increased because of costs related to the operations of SystemMetrics which was acquired on September 30, 2013.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The expenses for the three months ended March 31, 2014 compared to the same period in the prior year increased because of expenses related to SystemMetrics which was acquired on September 30, 2013 and certain expenses not expected to be recurring including incremental stock compensation of $0.6 million, partially offset by a damage claim recovery of $0.9 million.

Depreciation and amortization for the three month period ended March 31, 2014 was comparable to the same period in the prior year.

Other Income and (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2014 and 2013 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percentage

Interest expense	$(4,188)	$(5,540)	$1,352	-24.4%
Interest income and other	10	15	(5)	-33.3%

	$(4,178)	$(5,525)	$1,347	-24.4%

Interest expense decreased primarily because of the lower interest rates on the debt which was refinanced in the second quarter of 2013.

Income Tax Provision

We had effective tax rates of 40.2% and 39.6% for the three months ended March 31, 2014 and 2013, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $36.7 million. From an ongoing operating perspective, our cash requirements in 2014 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Three Months Ended March 31, 2014 and 2013

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

Net cash provided by operations amounted to $13.4 million for the three months ended March 31, 2014.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $14.9 million for the three months ended March 31, 2013.  The decrease in cash provided by operations was because of working capital needs.

Cash used in investing activities was $23.9 million for the three months ended March 31, 2014 and was comprised of capital expenditures.  Cash used in investing activities was $23.3 million of capital expenditures for the three months ended March 31, 2013.  The level of capital expenditures for 2014 is expected to be approximately $90 million which is slightly higher than 2013 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the three months ended March 31, 2014 and 2013 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of March 31, 2014, we had outstanding $298.4 million in aggregate long-term debt.  The term loan has a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2014, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2013 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2013, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, our floating rate obligations consisted of $298.4 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2014 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of March 31, 2014. Based on their evaluations, as of March 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part I, Item 1a, “Risk Factors,” of our 2013 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition.

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on May 7, 2014 announcing its 2014 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

On May 6, 2014, the Company entered into new employment agreements, effective May 6,2014, with John T. Komeiji, Senior Vice President and General Counsel, and Kevin T. Paul, Senior Vice President - Technology, that replace their existing employment agreements so that all of the Company’s executives at the Senior Vice President and higher level now have employment offer letters based on the Company’s updated form. The new agreements for Messrs. Komeiji and Paul did not make any changes to their compensation packages.

On May 6, 2014, the Company held its Annual Meeting of Stockholders, at which the following matters were submitted to a vote of the stockholders:

	For	Withheld	Broker Non-Votes
1. Election of Directors
Richard A. Jalkut	7,515,568	94,572	1,066,911
Kurt M. Cellar	7,305,619	304,521	1,066,911
Walter A. Dods, Jr.	7,515,772	94,368	1,066,911
Warren H. Haruki	7,514,772	95,368	1,066,911
Steven C. Oldham	7,515,652	94,488	1,066,911
Bernard R. Phillips III	7,515,652	94,488	1,066,911
Eric K. Yeaman	7,464,416	145,724	1,066,911

	For	Against	Abstain	Broker Non-Votes
2. Non-binding advisory vote on the Company’s executive compensation	7,545,947	37,094	27,099	1,066,911

	For	Against	Abstain	Broker Non-Votes
3. Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2014	8,659,828	17,423	0	0

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 7, 2014	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

May 7, 2014	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1*	Employment Offer Letter, dated May 6, 2014, by and between John T. Komeiji and Hawaiian Telcom Holdco, Inc.
10.2*	Employment Offer Letter, dated May 6, 2014, by and between Kevin T. Paul and Hawaiian Telcom Holdco, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 7, 2014 announcing first quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Identifies each management contract or compensatory plan or arrangement.