Form 10-Q
period 2014-06-30
Hawaiian Telcom Holdco, Inc.
filed 2014-08-04
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34686

Hawaiian Telcom Holdco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2014, 10,586,041 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating revenues	$96,784	$96,997	$193,856	$192,961

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,288	39,960	82,236	80,244
Selling, general and administrative	28,720	28,516	57,986	56,895
Gain on sale of property	—	(6,546)	—	(6,546)
Depreciation and amortization	18,884	19,841	37,604	38,558

Total operating expenses	88,892	81,771	177,826	169,151

Operating income	7,892	15,226	16,030	23,810

Other income (expense):
Interest expense	(4,109)	(5,083)	(8,298)	(10,623)
Loss on early extinguishment of debt	—	(3,660)	—	(3,660)
Interest income and other	5	6	13	21

Total other expense	(4,104)	(8,737)	(8,285)	(14,262)

Income before income tax provision	3,788	6,489	7,745	9,548

Income tax provision	1,549	2,538	3,141	3,750

Net income	$2,239	$3,951	$4,604	$5,798

Net income per common share -
Basic	$0.21	$0.38	$0.44	$0.56
Diluted	$0.20	$0.36	$0.41	$0.53

Weighted average shares used to compute net income per common share -
Basic	10,585,736	10,335,828	10,557,047	10,313,984
Diluted	11,263,618	11,094,681	11,300,608	11,008,101

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$2,239	$3,951	$4,604	$5,798

Other comprehensive income (loss) -
Unrealized holding gains (losses) arising during period	2	(9)	(1)	(28)
Retirement plan (gain) loss	44	223	(245)	445
Income tax credit (charge) on comprehensive income	(17)	(87)	100	(175)
Other comprehensive income (loss), net of tax	29	127	(146)	242

Comprehensive income	$2,268	$4,078	$4,458	$6,040

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013

Assets

Current assets
Cash and cash equivalents	$35,599	$49,551
Receivables, net	32,064	34,521
Material and supplies	9,915	15,939
Prepaid expenses	6,039	3,724
Deferred income taxes	8,146	8,146
Other current assets	2,626	2,851
Total current assets	94,389	114,732
Property, plant and equipment, net	545,183	524,375
Intangible assets, net	38,775	40,225
Goodwill	12,104	12,104
Deferred income taxes	71,830	75,274
Other assets	10,303	11,305

Total assets	$772,584	$778,015

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	38,495	40,228
Accrued expenses	16,026	18,787
Advance billings and customer deposits	15,941	16,122
Other current liabilities	8,609	6,412
Total current liabilities	82,071	84,549
Long-term debt	290,547	291,679
Employee benefit obligations	74,073	80,321
Other liabilities	7,329	8,454
Total liabilities	454,020	465,003

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,586,041 and 10,495,856 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	106	105
Additional paid-in capital	168,962	167,869
Accumulated other comprehensive loss	(4,862)	(4,716)
Retained earnings	154,358	149,754
Total stockholders’ equity	318,564	313,012

Total liabilities and stockholders’ equity	$772,584	$778,015

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$4,604	$5,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,604	38,558
Loss on early extinguishment of debt	—	3,660
Gain on sale of property	—	(6,546)
Employee retirement benefits	(6,494)	(5,708)
Provision for uncollectibles	1,478	1,403
Stock based compensation	2,099	1,151
Deferred income taxes	3,544	3,985
Changes in operating assets and liabilities:
Receivables	979	(665)
Material and supplies	121	(450)
Prepaid expenses and other current assets	(2,090)	(1,816)
Accounts payable and accrued expenses	(3,896)	(9,558)
Advance billings and customer deposits	(181)	1,034
Other current liabilities	113	39
Other	758	241
Net cash provided by operating activities	38,639	31,126

Cash flows from investing activities:
Capital expenditures	(51,315)	(44,978)
Proceeds on sale of property	—	13,118
Net cash used in investing activities	(51,315)	(31,860)

Cash flows from financing activities:
Repayment of capital lease and installment financing	(856)	(284)
Repayment of debt including premium	(1,500)	(302,221)
Proceeds from installment financing	2,085	—
Proceeds from borrowing	—	298,500
Loan refinancing costs	—	(3,442)
Taxes paid related to net share settlement of equity awards	(1,005)	(392)
Net cash used in financing activities	(1,276)	(7,839)

Net change in cash and cash equivalents	(13,952)	(8,573)
Cash and cash equivalents, beginning of period	49,551	66,993

Cash and cash equivalents, end of period	$35,599	$58,420

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$7,433	$12,317

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	2,099	—	—	2,099

Exercise of warrant agreement	15,361	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,824	1	(1,006)	—	—	(1,005)

Net income	—	—	—	—	4,604	4,604

Other comprehensive loss, net of tax	—	—	—	(146)	—	(146)

Balance, June 30, 2014	10,586,041	$106	$168,962	$(4,862)	$154,358	$318,564

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	1,151	—	—	1,151

Exercise of warrant agreement	297	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	44,290	—	(392)	—	—	(392)

Net income	—	—	—	—	5,798	5,798

Other comprehensive income, net of tax	—	—	—	242	—	242

Balance, June 30, 2013	10,336,484	$103	$166,700	$(28,208)	$145,064	$283,659

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the results of operations, comprehensive income, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2014 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $13.6 million and $4.4 million at June 30, 2014 and 2013, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $1.8 million and $3.6 million for the three and six months ended June 30, 2014 and $1.8 million and $3.7 million for the three and six months ended June 30, 2013, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic earnings per share - weighted average shares	10,585,736	10,335,828	10,557,047	10,313,984
Effect of dilutive securities:
Employee and director restricted stock units	87,655	129,361	135,777	139,786
Warrants	590,227	629,492	607,784	554,331

Diluted earnings per share - weighted average shares	11,263,618	11,094,681	11,300,608	11,008,101

The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 85,074 shares and 34,721 shares of common stock for the three month and six month period ended June 30, 2014, respectively.  For the three months ended June 30, 2013, restricted stock units to acquire 2,945 shares of common stock were excluded.  The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive.  For the six month period ended June 30, 2013 the restricted stock units excluded were not significant.

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued a new accounting standard which provides guidance for revenue recognition.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for the Company in the first quarter of 2017 and either full retrospective or modified retrospective adoption is permitted. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on the consolidated financial statements.

3.  SystemMetrics Corporation Acquisition

On September 30, 2013, the Company completed its acquisition of all of the voting stock of SystemMetrics Corporation (“SystemMetrics”) for $16.3 million in cash, net of cash acquired and purchase price adjustments.  Of the total purchase price, $11.9 million was paid at closing with the balance subject to an earn-out over a three year period.  Payment of the earn-out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics’ key executive.  For financial reporting purposes, the earn-out is accounted for as compensation expense as earned.

SystemMetrics provides virtual and physical data center colocation services in the State of Hawaii along with other telecommunication services that are complementary to the Company’s operations.

The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values, and the estimates and assumptions were subject to change within the measurement period.  There were no changes made to the allocation of the purchase price in 2014.  The measurement period was considered closed as of June 30, 2014.

For the three months ended June 30, 2014, SystemMetrics revenue amounted to $2.3 million and the net loss amounted to $0.3 million.  For the six months ended June 30, 2014, SystemMetrics revenue amounted to $4.7 million and the net loss was $0.3 million.

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013

Customers and other	$35,764	$38,463
Allowance for doubtful accounts	(3,700)	(3,942)

	$32,064	$34,521

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013

Property, plant and equipment	$785,912	$729,364
Less accumulated depreciation	(240,729)	(204,989)

	$545,183	$524,375

Depreciation expense amounted to $18.2 million and $36.2 million for the three and six months ended June 30, 2014.  Depreciation expense amounted to $19.1 million and $37.3 million for the three and six months ended June 30, 2013.

In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company’s operations for a purchase price, as amended, of $13.9 million. The sale was subject to due diligence by the buyer and approval of the Hawaii Public Utilities Commission (“HPUC”). The HPUC approval was received in May 2013 and the sale was consummated in June 2013. The net proceeds, net of commissions and other costs paid through escrow of $0.8 million, amounted to $13.1 million. A gain on the sale of $6.5 million was recognized in the second quarter of 2013 as management concluded the land sold was not grouped with the assets subject to the composite depreciation method. The HPUC approval requires the Company to spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the Company to make improvements to its broadband network in an amount equal to the net proceeds less the training cost commitment. The planned training expenses and network capital spending are being recognized as the costs are incurred.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$21,709	$10,392	$11,317	$21,709	$8,983	$12,726
Trade name and other	320	162	158	320	121	199
	22,029	10,554	11,475	22,029	9,104	12,925
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$10,554	$38,775	$49,329	$9,104	$40,225

Amortization expense amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2014.  Amortization expense amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2013.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2014 (remaining months)	$1,446
2015	2,498
2016	2,101
2017	1,703
2018	1,308
Thereafter	2,419

$11,475

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2014	2013

Salaries and benefits	$12,660	$15,160
Interest	2,522	2,576
Other taxes	844	1,051

	$16,026	$18,787

7.  Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	Interest Rate at June 30,	Final	June 30,	December 31,
	2014	Maturity	2014	2013

Term loan	5.00%	June 6, 2019	$297,638	$299,138
Original issue discount			(4,091)	(4,459)
			293,547	294,679
Current			3,000	3,000

Noncurrent			$290,547	$291,679

The term loan outstanding at June 30, 2014 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of June 30, 2014 resulting in an interest rate currently at 5.00%.

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

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended June 30, 2014 and 2013.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2014 are as follows (dollars in thousands):

Years ended December 31,
2014 (remainder of year)	$1,500
2015	3,000
2016	3,000
2017	3,000
2018	3,000
Thereafter	284,138

$297,638

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

The following provides the components of benefit costs (income) for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest cost	$2,208	$2,055	$4,416	$4,111
Expected asset return	(3,178)	(2,935)	(6,356)	(5,870)
Amortization of loss	29	148	58	296

Net periodic benefit income	$(941)	$(732)	$(1,882)	$(1,463)

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Service cost	$230	$277	$460	$555
Interest cost	602	516	1,204	1,032
Amortization of loss	15	74	30	149

Net periodic benefit cost	$847	$867	$1,694	$1,736

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to contribute $13.1 million to its pension plan in 2014.  As of June 30, 2014, the Company has contributed $5.1 million.  The Company presently anticipates contributing the full amount during the remainder of 2014.

9.     Income Taxes

Income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Income tax at federal rate	$1,288	$2,206	$2,633	$3,246
Increase (decrease) resulting from:
State income taxes, net of federal income tax	143	306	310	428
Permanent differences	421	176	602	311
Capital goods excise tax credit	(303)	(150)	(404)	(235)

Total income tax expense	$1,549	$2,538	$3,141	$3,750

The Company evaluates its tax positions for liability recognition.  As of June 30, 2014, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 or 2013.  All tax years from 2010 remain open for both federal and Hawaii state purposes.

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

As of June 30, 2014, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2014 and 2013 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2014
Nonvested at January 1, 2014	260,734	$18
Granted	157,481	31
Vested	(109,399)	25
Forfeited	(1,534)	29
Nonvested at June 30, 2014	307,282	$24

2013
Nonvested at January 1, 2013	223,224	$15
Granted	179,829	20
Vested	(63,759)	16
Forfeited	(13,602)	18
Nonvested at June 30, 2013	325,692	$17

The Company recognized compensation expense of $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively.  The Company recognized compensation expense of $0.7 million and $1.2 million for the three and six months ended June 30, 2013, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the six months ended June 30, 2014 and 2013 was $2.7 million and $1.3 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 34,573 and 19,471 for the six months ended June 30, 2014 and 2013, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price as of the vesting date.  Total payments for the employees’ tax obligations to the tax authorities amounted to $1.0 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.  In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in the first quarter of 2014.

11.  Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby additional warrants are tendered in lieu of payment for the exercise price.  During the six months ended June 30, 2014 and 2013, warrants were exercised on a cashless basis resulting in the issuance of 15,361 shares and 297 shares of common stock, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

2014
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive income (loss) for 2014	(1)	(145)	(146)

June 30, 2014	$(61)	$(4,801)	$(4,862)

2013
January 1, 2013	$(36)	$(28,414)	$(28,450)
Other comprehensive income (loss) for 2013	(28)	270	242

June 30, 2013	$(64)	$(28,144)	$(28,208)

Reclassifications out of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Retirement plans
Amortization of (gain) loss	44	223	(245)	445
Income tax credit (charge) on comprehensive income	(17)	(87)	100	(175)

Net of tax	$27	$136	$(145)	$270

The amortization of (gain) loss was recognized primarily in selling, general and administrative expense for the periods ended June 30, 2014 and 2013.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

June 30, 2014
Assets - investment in U.S. Treasury obligations	$810	$810
Liabilities - long-term debt (carried at cost)	293,547	298,643

December 31, 2013
Assets - investment in U.S. Treasury obligations	$807	$807
Liabilities - long-term debt (carried at cost)	294,679	299,886

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$810	$807
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$810	$807

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	298,643	299,886
Significant unobservable inputs (Level 3)	—	—

	$298,643	$299,886

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

In the fourth quarter of 2013, the Company reevaluated its reportable segments.  This was prompted by the acquisition of SystemMetrics and the Company’s current strategic focus.  Previously, the Company presented a wireline and other segment (which was primarily wireless services).  With the diminishing significance of the wireless segment, the Company no longer provides separate wireless information to the Company’s chief operating decision maker.  Both these segments are now combined into the telecommunications segment.  Prior to the acquisition of SystemMetrics on September 30, 2013, the Company did not have data center colocation operations.  Hence, the Company had a single reportable segment prior to September 30, 2013 under the revised reportable segment structure.

The following table provides operating financial information for the Company’s reportable segments for the three and six months ended June 30, 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

Three months ended June 30, 2014 —
Operating revenues	$94,700	$2,323	$(239)	$96,784
Depreciation and amortization	18,467	417	—	18,884
Operating income (loss)	8,126	(234)	—	7,892

Six months ended June 30, 2014 —
Operating revenues	$189,576	$4,728	$(448)	$193,856
Depreciation and amortization	36,781	823	—	37,604
Operating income (loss)	16,166	(136)	—	16,030
Capital expeditures	50,716	345	—	51,061

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and six months ended June 30, 2014 total operating income above reconciles to the condensed consolidated statement of income as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014

Operating income	$7,892	$16,030
Corporate other expense	(4,104)	(8,285)

Income before income tax provision	$3,788	$7,745

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Local voice and other retail services	$62,951	$64,628	$125,887	$127,518
Network access services	31,510	32,369	63,241	65,443
Data center colocation	2,323	—	4,728	—

	$96,784	$96,997	$193,856	$192,961

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

Video Services — Our video services marketed as Hawaiian Telcom TV is an advanced entertainment service.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of June 30, 2014 and 2013, and our operating revenues for the three and six months ended June 30, 2014 and 2013.  For comparability, we also present volume information as of June 30, 2014 compared to March 31, 2014.

Previously, revenues from business VoIP customers for equipment usage and other ancillary services were classified as other revenue.  Because all of these revenues relate to providing local telephone service to the customer, they are now presented as local voice services.  Comparative information for prior periods, including the first quarter of 2014, has been modified to conform to the current period presentation.

Volume Information

As of June 30, 2014 compared to June 30, 2013

	June 30,	June 30,	Change
	2014	2013	Number	Percentage

Voice access lines
Residential	177,953	194,365	(16,412)	-8.4%
Business	190,754	195,756	(5,002)	-2.6%
Public	4,028	4,291	(263)	-6.1%
	372,735	394,412	(21,677)	-5.5%

High-Speed Internet lines
Residential	91,405	89,737	1,668	1.9%
Business	19,465	18,986	479	2.5%
Wholesale	866	998	(132)	-13.2%
	111,736	109,721	2,015	1.8%

Long distance lines
Residential	112,231	121,591	(9,360)	-7.7%
Business	78,522	79,956	(1,434)	-1.8%
	190,753	201,547	(10,794)	-5.4%

Video services
Subscribers	23,101	13,618	9,483	69.6%
Homes Enabled	142,000	100,000	42,000	42.0%

As of June 30, 2014 compared to March 31, 2014

	June 30,	March 31,	Change
	2014	2014	Number	Percentage

Voice access lines
Residential	177,953	182,375	(4,422)	-2.4%
Business	190,754	192,202	(1,448)	-0.8%
Public	4,028	4,073	(45)	-1.1%
	372,735	378,650	(5,915)	-1.6%

High-Speed Internet lines
Residential	91,405	91,429	(24)	0.0%
Business	19,465	19,404	61	0.3%
Wholesale	866	936	(70)	-7.5%
	111,736	111,769	(33)	0.0%

Long distance lines
Residential	112,231	115,019	(2,788)	-2.4%
Business	78,522	79,108	(586)	-0.7%
	190,753	194,127	(3,374)	-1.7%

Video services
Subscribers	23,101	20,279	2,822	13.9%
Homes Enabled	142,000	130,000	12,000	9.2%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Wireline Services
Local voice services	$33,077	$34,939	$(1,862)	-5.3%
Network access services
Business data	6,712	6,416	296	4.6%
Wholesale carrier data	14,280	14,809	(529)	-3.6%
Subscriber line access charge	9,030	9,408	(378)	-4.0%
Switched carrier access	1,488	1,736	(248)	-14.3%
	31,510	32,369	(859)	-2.7%
Long distance services	5,716	6,139	(423)	-6.9%
High-Speed Internet	10,753	9,880	873	8.8%
Video	5,474	2,864	2,610	91.1%
Equipment and managed services	4,723	7,117	(2,394)	-33.6%
Wireless	539	695	(156)	-22.4%
Other	2,669	2,994	(325)	-10.9%
	94,461	96,997	(2,536)	-2.6%
Data center colocation	2,323	—	2,323	NA
	$96,784	$96,997	$(213)	-0.2%

Channel
Business	$42,068	$42,565	$(497)	-1.2%
Consumer	36,349	34,849	1,500	4.3%
Wholesale	15,768	16,545	(777)	-4.7%
Other	2,599	3,038	(439)	-14.5%
	$96,784	$96,997	$(213)	-0.2%

For Six Months

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Wireline Services
Local voice services	$66,852	$70,231	$(3,379)	-4.8%
Network access services
Business data	13,336	12,603	733	5.8%
Wholesale carrier data	28,666	30,273	(1,607)	-5.3%
Subscriber line access charge	18,199	19,065	(866)	-4.5%
Switched carrier access	3,040	3,502	(462)	-13.2%
	63,241	65,443	(2,202)	-3.4%
Long distance services	11,622	12,713	(1,091)	-8.6%
High-Speed Internet	21,297	19,496	1,801	9.2%
Video	10,228	5,067	5,161	101.9%
Equipment and managed services	9,212	12,496	(3,284)	-26.3%
Wireless	1,132	1,408	(276)	-19.6%
Other	5,544	6,107	(563)	-9.2%
	189,128	192,961	(3,833)	-2.0%
Data center colocation	4,728	—	4,728	NA
	$193,856	$192,961	$895	0.5%

Channel
Business	$84,579	$83,420	$1,159	1.4%
Consumer	72,171	69,496	2,675	3.8%
Wholesale	31,706	33,774	(2,068)	-6.1%
Other	5,400	6,271	(871)	-13.9%
	$193,856	$192,961	$895	0.5%

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

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services.  We have instituted various “saves” tactics designed to focus on specific circumstances where we believe customer churn is controllable.  These tactics include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention.  We also emphasize win-back and employee referral programs.  Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention and growth.

Business data revenues for the three and six months ended June 30, 2014 increased when compared to the prior year periods because of business win-backs and increasing bandwidth needs from our customers.  Wholesale carrier data revenue declined for the three and six months ended June 30, 2014 compared to the prior year periods.  For the six month period this was caused, in part, because of one-time service termination and other fees amounting to $0.8 million in 2013.  In addition, certain carriers have replaced older legacy circuits with more cost effective alternatives.  The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year as a result of year-over-year increases in total HSI subscribers as well as premium pricing on higher bandwidth offerings.

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

Equipment and managed services sales have decreased because of fewer sales and installations of customer premise equipment for certain large institutional customers during the three and six months ended June 30, 2014 compared to the same periods in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects in future periods is uncertain.

Wireless revenues and other service revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Data center colocation revenues are the result of the acquisition of SystemMetrics on September 30, 2013.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2014 compared to the costs and expenses for the three and six months ended June 30, 2013 (dollars in thousands):

For Three Months

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$41,288	$39,960	$1,328	3.3%
Selling, general and administrative expenses	28,720	28,516	204	0.7%
Gain on sale of property	—	(6,546)	6,546	-100.0%
Depreciation and amortization	18,884	19,841	(957)	-4.8%

	$88,892	$81,771	$7,121	8.7%

For Six Months

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$82,236	$80,244	$1,992	2.5%
Selling, general and administrative expenses	57,986	56,895	1,091	1.9%
Gain on sale of property	—	(6,546)	6,546	-100.0%
Depreciation and amortization	37,604	38,558	(954)	-2.5%

	$177,826	$169,151	$8,675	5.1%

There were no first half 2013 operations for the data center colocation segment as it was newly acquired on September 30, 2013.  Hence, a separate discussion for the telecommunications and data center colocation segment is not provided for the current period.

The Company’s total headcount as of June 30, 2014 was 1,384 compared to 1,377 as of June 30, 2013.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Cost of revenues for the three and six month periods ended June 30, 2014 increased when compared to the prior year periods because of additional wages of $1.0 million and $1.6 million, respectively.  The primary cause of increased wage costs was the acquisition of SystemMetrics.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The expenses for the three months ended June 30, 2014 were comparable to the three months ended June 30, 2013.  The expenses for the six months ended June 30, 2014 compared to the same period in the prior year increased because of additional advertising of $1.1 million as we began expanded promotion for Hawaiian Telcom TV.

In 2013, we sold a parcel of land and warehouse not actively used in our operations for a purchase price, as amended, of $13.9 million. A gain on the sale of $6.5 million was recognized in the second quarter of 2013. The HPUC approval of the sale provides we spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the balance of the sales price to be used for improvement of our broadband network.

Depreciation and amortization for the three and six month periods ended June 30, 2014 was lower than the same periods in the prior year because of certain assets becoming fully depreciated near the end of 2013.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

For Three Months

	Three Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Interest expense	$(4,109)	$(5,083)	$974	-19.2%
Loss on early extinguishment of debt	—	(3,660)	3,660	-100.0%
Interest income and other	5	6	(1)	-16.7%

	$(4,104)	$(8,737)	$4,633	-53.0%

For Six Months

	Six Months Ended
	June 30,		Change
	2014	2013	Amount	Percentage

Interest expense	$(8,298)	$(10,623)	$2,325	-21.9%
Loss on early extinguishment of debt	—	(3,660)	3,660	-100.0%
Interest income and other	13	21	(8)	-38.1%

	$(8,285)	$(14,262)	$5,977	-41.9%

Interest expense decreased primarily because of the lower interest rates on the debt which was refinanced in the second quarter of 2013.

In connection with the refinancing of debt in the second quarter of 2013, we incurred charges of $3.7 million which consisted of the loss on the repayment of the old debt and certain refinancing costs.

Income Tax Provision

We had effective tax rates of 40.6% and 40.9% for the three and six months ended June 30, 2014, respectively.  We had effective tax rates of 39.1% and 39.3% for the three and six months ended June 30, 2013, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As June 30, 2014, we had cash of $35.6 million. From an ongoing operating perspective, our cash requirements in 2014 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Six Months Ended June 30, 2014 and 2013

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

Net cash provided by operations amounted to $38.6 million for the six months ended June 30, 2014.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $31.1 million for the six months ended June 30, 2013.  The increase in cash provided by operations was because of improved management of working capital.

Cash used in investing activities was $51.3 million for the six months ended June 30, 2014 and was comprised of capital expenditures.  Cash used in investing activities included capital expenditures of $45.0 million for the six months ended June 30, 2013.  The level of capital expenditures for 2014 is expected to be approximately $90 million which is slightly higher than 2013 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash financing activities for the six months ended June 30, 2014 include installment financing and debt repayment activity.  For the six months ended June 30, 2013 cash financing activities include the impact of the 2013 refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of June 30, 2014, we had outstanding $297.6 million in aggregate long-term debt.  The term loan has a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2014, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2013 in our Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, our floating rate obligations consisted of $297.6 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2014 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of June 30, 2014. Based on their evaluations, as of June 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on August 4, 2014 announcing its 2014 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 4, 2014	/s/ Eric K. Yeaman
Eric K. Yeaman
Chief Executive Officer

August 4, 2014	/s/ Robert F. Reich
Robert F. Reich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1*

Employment Offer Letter, dated May 6, 2014, by and between John T. Komeiji and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, File No. 1-34686, filed with the SEC on May 7, 2014).

10.2*

Employment Offer Letter, dated May 6, 2014, by and between Kevin T. Paul and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q, File No. 1-34686, filed with the SEC on May 7, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 4, 2014 announcing second quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Identifies each management contract or compensatory plan or arrangement.