Form 10-Q
period 2014-09-30
Hawaiian Telcom Holdco, Inc.
filed 2014-11-10
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2014, 10,673,103 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating revenues	$97,252	$97,682	$291,109	$290,643

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	42,621	41,829	124,858	122,073
Selling, general and administrative	28,294	27,965	86,280	84,860
Gain on sale of property	—	—	—	(6,546)
Depreciation and amortization	19,717	19,974	57,321	58,532

Total operating expenses	90,632	89,768	268,459	258,919

Operating income	6,620	7,914	22,650	31,724

Other income (expense):
Interest expense	(4,103)	(4,089)	(12,401)	(14,712)
Loss on early extinguishment of debt	—	—	—	(3,660)
Interest income and other	13	7	27	28

Total other expense	(4,090)	(4,082)	(12,374)	(18,344)

Income before income tax provision	2,530	3,832	10,276	13,380

Income tax provision	1,014	1,771	4,155	5,521

Net income	$1,516	$2,061	$6,121	$7,859

Net income per common share -
Basic	$0.14	$0.20	$0.58	$0.76
Diluted	$0.13	$0.18	$0.54	$0.71

Weighted average shares used to compute net income per common share -
Basic	10,586,690	10,337,488	10,567,036	10,321,905
Diluted	11,311,691	11,206,159	11,329,328	11,096,177

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,516	$2,061	$6,121	$7,859

Other comprehensive income (loss) -
Unrealized holding gains (losses) arising during period	(3)	6	(4)	(22)
Retirement plan (gain) loss	43	222	(202)	667
Income tax credit (charge) on comprehensive income	(17)	(88)	83	(263)
Other comprehensive income (loss), net of tax	23	140	(123)	382

Comprehensive income	$1,539	$2,201	$5,998	$8,241

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013

Assets

Current assets
Cash and cash equivalents	$31,693	$49,551
Receivables, net	33,378	34,521
Material and supplies	10,146	15,939
Prepaid expenses	4,779	3,724
Deferred income taxes	7,968	8,146
Other current assets	3,218	2,851
Total current assets	91,182	114,732
Property, plant and equipment, net	553,467	524,375
Intangible assets, net	38,051	40,225
Goodwill	12,104	12,104
Deferred income taxes	70,765	75,274
Other assets	9,935	11,305

Total assets	$775,504	$778,015

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	45,378	40,228
Accrued expenses	15,877	18,787
Advance billings and customer deposits	16,072	16,122
Other current liabilities	7,222	6,412
Total current liabilities	87,549	84,549
Long-term debt	289,985	291,679
Employee benefit obligations	69,966	80,321
Other liabilities	6,949	8,454
Total liabilities	454,449	465,003

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,587,105 and 10,495,856 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	106	105
Additional paid-in capital	169,913	167,869
Accumulated other comprehensive loss	(4,839)	(4,716)
Retained earnings	155,875	149,754
Total stockholders’ equity	321,055	313,012

Total liabilities and stockholders’ equity	$775,504	$778,015

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$6,121	$7,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,321	58,532
Loss on early extinguishment of debt	—	3,660
Gain on sale of property	—	(6,546)
Employee retirement benefits	(10,557)	(10,324)
Provision for uncollectibles	2,493	2,003
Stock based compensation	3,066	1,886
Deferred income taxes	4,770	6,018
Changes in operating assets and liabilities:
Receivables	(1,350)	(4,142)
Material and supplies	(685)	(3,916)
Prepaid expenses and other current assets	(1,421)	(1,064)
Accounts payable and accrued expenses	1,296	(2,064)
Advance billings and customer deposits	(50)	323
Other current liabilities	(568)	106
Other	1,380	2,446
Net cash provided by operating activities	61,816	54,777

Cash flows from investing activities:
Capital expenditures	(76,474)	(69,809)
Acquisitions	—	(11,858)
Proceeds on sale of property	—	13,118
Net cash used in investing activities	(76,474)	(68,549)

Cash flows from financing activities:
Repayment of capital lease and installment financing	(2,014)	(406)
Repayment of debt including premium	(2,250)	(302,333)
Proceeds from installment financing	2,085	—
Proceeds from borrowing	—	298,500
Loan refinancing costs	—	(3,442)
Taxes paid related to net share settlement of equity awards	(1,021)	(426)
Net cash used in financing activities	(3,200)	(8,107)

Net change in cash and cash equivalents	(17,858)	(21,879)
Cash and cash equivalents, beginning of period	49,551	66,993

Cash and cash equivalents, end of period	$31,693	$45,114

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$11,033	$14,416

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	3,066	—	—	3,066

Exercise of warrant	15,361	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	75,888	1	(1,022)	—	—	(1,021)

Net income	—	—	—	—	6,121	6,121

Other comprehensive loss, net of tax	—	—	—	(123)	—	(123)

Balance, September 30, 2014	10,587,105	$106	$169,913	$(4,839)	$155,875	$321,055

Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860

Stock based compensation	—	—	1,886	—	—	1,886

Exercise of warrant	297	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,543	—	(426)	—	—	(426)

Net income	—	—	—	—	7,859	7,859

Other comprehensive income, net of tax	—	—	—	382	—	382

Balance, September 30, 2013	10,338,737	$103	$167,401	$(28,068)	$147,125	$286,561

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2014 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $15.1 million and $6.2 million at September 30, 2014 and 2013, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $1.9 million and $5.5 million for the three and nine months ended September 30, 2014 and $1.9 million and $5.6 million for the three and nine months ended September 30, 2013, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic earnings per share - weighted average shares	10,586,690	10,337,488	10,567,036	10,321,905
Effect of dilutive securities:
Employee and director restricted stock units	122,530	173,405	153,752	166,461
Warrants	602,471	695,266	608,540	607,811

Diluted earnings per share - weighted average shares	11,311,691	11,206,159	11,329,328	11,096,177

No restricted stock units were deemed anti-dilutive and excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for revenue recognition.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for the Company in the first quarter of 2017 and either full retrospective or modified retrospective adoption is permitted. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on the consolidated financial statements.

In August 2014, the FASB issued an accounting standard with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016 with early adoption permitted. The adoption of this standard is not expected to impact the consolidated financial statements.

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

For the three months ended September 30, 2014, SystemMetrics revenue amounted to $2.5 million and the net loss amounted to $0.2 million.  For the nine months ended September 30, 2014, SystemMetrics revenue amounted to $7.2 million and the net loss was $0.4 million.

The following unaudited pro forma results of operations are provided for the three and nine months ended September 30, 2013 as if the acquisition of SystemMetrics occurred on January 1, 2012.  The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of SystemMetrics.  Adjustments were made to the historical results for the purchase price allocation to adjust depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the 2013 to the 2012 periods.

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

The pro forma results are as follows (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2013

Revenues	$99,649	$296,443
Expenses	91,610	264,808
Operating income	8,039	31,635
Other income (expense)	(4,082)	(18,344)
Income before income tax benefit	3,957	13,291
Income tax expense	1,301	4,970

Net income	$2,656	$8,321

4.  Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013

Customers and other	$37,252	$38,463
Allowance for doubtful accounts	(3,874)	(3,942)

	$33,378	$34,521

5.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013

Property, plant and equipment	$812,423	$729,364
Less accumulated depreciation	(258,956)	(204,989)

	$553,467	$524,375

Depreciation expense amounted to $19.0 million and $55.1 million for the three and nine months ended September 30, 2014, respectively.  Depreciation expense amounted to $19.3 million and $56.5 million for the three and nine months ended September 30, 2013, respectively.

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

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$21,709	$11,096	$10,613	$21,709	$8,983	$12,726
Trade name and other	320	182	138	320	121	199
	22,029	11,278	10,751	22,029	9,104	12,925
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$11,278	$38,051	$49,329	$9,104	$40,225

Amortization expense amounted to $0.7 million and $2.2 million for the three and nine months ended September 30, 2014, respectively.  Amortization expense amounted to $0.7 million and $2.0 million for the three and nine months ended September 30, 2013, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2014 (remaining months)	$722
2015	2,498
2016	2,101
2017	1,703
2018	1,308
Thereafter	2,419

$10,751

6.  Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2014	2013

Salaries and benefits	$12,317	$15,160
Interest	2,557	2,576
Other taxes	1,003	1,051

	$15,877	$18,787

7.  Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at September 30,	Final	September 30,	December 31,
	2014	Maturity	2014	2013

Term loan	5.00%	June 6, 2019	$296,888	$299,138
Original issue discount			(3,903)	(4,459)
			292,985	294,679
Current			3,000	3,000

Noncurrent			$289,985	$291,679

The term loan outstanding at September 30, 2014 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of September 30, 2014 resulting in an interest rate currently at 5.00%.

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

The Company also has a revolving credit facility which matures on October 3, 2015.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended September 30, 2014 and 2013.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2014 are as follows (dollars in thousands):

Years ended December 31,
2014 (remainder of year)	$750
2015	3,000
2016	3,000
2017	3,000
2018	3,000
Thereafter	284,138

$296,888

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.   Interest capitalized by the Company amounted to $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.

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

The following provides the components of benefit costs (income) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest cost	$2,208	$2,055	$6,624	$6,166
Expected asset return	(3,178)	(2,934)	(9,534)	(8,804)
Amortization of loss	29	148	87	444

Net periodic benefit income	$(941)	$(731)	$(2,823)	$(2,194)

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Service cost	$230	$277	$691	$832
Interest cost	602	516	1,805	1,548
Amortization of loss	15	74	45	223

Net periodic benefit cost	$847	$867	$2,541	$2,603

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013 that it expected to contribute $13.1 million to its pension plan in 2014.  As of September 30, 2014, the Company has contributed $8.7 million.  The Company contributed an additional $1.0 million in October 2014 for a total of $9.7 million for the year.  No additional contributions are expected for 2014.  The amount contributed for the year is less than originally anticipated because of recent changes in the plan funding rules.

9.  Income Taxes

Income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	2014	2013	2014	2013

Income tax at federal rate	$860	$1,303	$3,494	$4,549
Increase (decrease) resulting from:
State income taxes, net of federal income tax	101	33	411	461
Permanent differences	178	539	780	850
Capital goods excise tax credit	(125)	(104)	(530)	(339)

Total income tax expense	$1,014	$1,771	$4,155	$5,521

The Company evaluates its tax positions for liability recognition.  As of September 30, 2014, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 or 2013.  All tax years from 2010 remain open for both federal and Hawaii state purposes.

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

As of September 30, 2014, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2014 and 2013 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2014
Nonvested at January 1, 2014	260,734	$18
Granted	155,146	31
Vested	(111,037)	25
Forfeited	(7,221)	23

Nonvested at September 30, 2014	297,622	$24

2013
Nonvested at January 1, 2013	223,224	$15
Granted	181,330	20
Vested	(67,233)	17
Forfeited	(22,918)	17

Nonvested at September 30, 2013	314,403	$17

The Company recognized compensation expense of $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.  The Company recognized compensation expense of $0.7 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the nine months ended September 30, 2014 and 2013 was $2.7 million and $1.3 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 35,147 and 20,692 for the nine months ended September 30, 2014 and 2013, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $1.0 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.  In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in the first quarter of 2014.

11.       Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby additional warrants are tendered in lieu of payment for the exercise price.  During the nine months ended September 30, 2014 and 2013, warrants were exercised on a cashless basis resulting in the issuance of 15,361 shares and 297 shares of common stock, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

2014
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive income (loss) for 2014	(4)	(119)	(123)

September 30, 2014	$(64)	$(4,775)	$(4,839)

2013
January 1, 2013	$(36)	$(28,414)	$(28,450)
Other comprehensive income (loss) for 2013	(22)	404	382

September 30, 2013	$(58)	$(28,010)	$(28,068)

Reclassifications out of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Retirement plans
Amortization of (gain) loss	43	222	(202)	667
Income tax credit (charge) on comprehensive income	(17)	(88)	83	(263)

Net of tax	$26	$134	$(119)	$404

The amortization of (gain) loss was recognized primarily in selling, general and administrative expense for the periods ended September 30, 2014 and 2013.

12.       Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $245 million and is primarily composed of a supply contract with the lead contractor.  The Company will invest $25 million over the multi-year construction period for a fractional ownership in the system.  The investment is expected to be $2.5 million in 2014, $10.2 million in 2015, $10.5 million in 2016 and $1.8 million in 2017.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services in exchange for additional system capacity.  The value of this capacity is estimated at $5.0 million.  The system is expected to be operational in December 2016.

Power Purchase Agreement

In July 2014, the Company entered into a power purchase agreement to acquire all of the power generated from solar photovoltaic systems that are to be installed by a third party on selected company properties.  The agreement provides for all power generated to be purchased at a fixed price over a 25 year term.  Based on planned solar installations and expected power generated, the Company estimates it will purchase power amounting to $0.7 million in 2015.  Power purchased in future years will be dependent on the level of photovoltaic units installed by the third party and the power generated.

Tropical Storm Iselle

On August 8, 2014, Tropical Storm Iselle made landfall in the State of Hawaii with the most significant damage occurring on the east side of the island of Hawaii.  The cost of replacement of the Company’s damaged outside plant is estimated to amount to $2.5 million as of September 30, 2014.  The Company is insured but there are limitations based on proximity of poles and lines to other Company property and based on deductibles determined by insured location as well as by event.  As of September 30, 2014, the Company has not recognized a recovery in the condensed consolidated financial statements.  The expense attributed to the storm recognized in the condensed consolidated statements of income after cost capitalization amounted to $0.9 million for the three and nine months ended September 30, 2014.

Puna Lava Flow

A lava flow from Kilauea volcano is impacting the Puna district on the island of Hawaii.  The Company has been monitoring the progress of the lava flow and has contingency plans to reduce disruption to its services in the area.  These plans are subject to change depending on the direction and advancement of the lava flow which has been unpredictable.  It is not possible at this time to estimate what loss, if any, to Company facilities will be incurred as a result of the lava flow.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

September 30, 2014
Assets - investment in U.S. Treasury obligations	$807	$807
Liabilities - long-term debt (carried at amortized cost)	292,985	298,372

December 31, 2013
Assets - investment in U.S. Treasury obligations	$807	$807
Liabilities - long-term debt (carried at amortized cost)	294,679	299,886

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$807	$807
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$807	$807

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	298,372	299,886
Significant unobservable inputs (Level 3)	—	—

	$298,372	$299,886

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

The following table provides operating financial information for the Company’s reportable segments for the three and nine months ended September 30, 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

Three months ended September 30, 2014 —
Operating revenues	$95,040	$2,485	$(273)	$97,252
Depreciation and amortization	19,298	419	—	19,717
Operating income (loss)	6,723	(103)	—	6,620

Nine months ended September 30, 2014 —
Operating revenues	$284,617	$7,213	$(721)	$291,109
Depreciation and amortization	56,078	1,243	—	57,321
Operating income (loss)	22,888	(238)	—	22,650
Capital expeditures	76,949	468	—	77,417

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and nine months ended September 30, 2014 total operating income above reconciles to the condensed consolidated statement of income as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2014

Operating income	$6,620	$22,650
Corporate other expense	(4,090)	(12,374)

Income before income tax provision	$2,530	$10,276

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Local voice and other retail services	$63,694	$65,485	$189,583	$193,003
Network access services	31,073	32,197	94,313	97,640
Data center colocation	2,485	—	7,213	—

	$97,252	$97,682	$291,109	$290,643

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

Wireless — We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Data Center Colocation

The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of September 30, 2014 and 2013, and our operating revenues for the three and nine months ended September 30, 2014 and 2013.  For comparability, we also present volume information as of September 30, 2014 compared to June 30, 2014.

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

Volume Information

As of September 30, 2014 compared to September 30, 2013

	September 30,	September 30,	Change
	2014	2013	Number	Percentage

Voice access lines
Residential	173,656	190,013	(16,357)	-8.6%
Business	189,207	194,623	(5,416)	-2.8%
Public	3,954	4,246	(292)	-6.9%
	366,817	388,882	(22,065)	-5.7%

High-Speed Internet lines
Residential	92,265	90,253	2,012	2.2%
Business	19,552	19,163	389	2.0%
Wholesale	853	986	(133)	-13.5%
	112,670	110,402	2,268	2.1%

Long distance lines
Residential	109,702	119,096	(9,394)	-7.9%
Business	78,207	79,320	(1,113)	-1.4%
	187,909	198,416	(10,507)	-5.3%

Video services
Subscribers	25,766	15,796	9,970	63.1%
Homes Enabled	152,000	111,000	41,000	36.9%

As of September 30, 2014 compared to June 30, 2014

	September 30,	June 30,	Change
	2014	2014	Number	Percentage

Voice access lines
Residential	173,656	177,953	(4,297)	-2.4%
Business	189,207	190,754	(1,547)	-0.8%
Public	3,954	4,028	(74)	-1.8%
	366,817	372,735	(5,918)	-1.6%

High-Speed Internet lines
Residential	92,265	91,405	860	0.9%
Business	19,552	19,465	87	0.4%
Wholesale	853	866	(13)	-1.5%
	112,670	111,736	934	0.8%

Long distance lines
Residential	109,702	112,231	(2,529)	-2.3%
Business	78,207	78,522	(315)	-0.4%
	187,909	190,753	(2,844)	-1.5%

Video services
Subscribers	25,766	23,101	2,665	11.5%
Homes Enabled	152,000	142,000	10,000	7.0%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Telecommunications
Local voice services	$32,668	$34,665	$(1,997)	-5.8%
Network access services
Business data	6,470	6,282	188	3.0%
Wholesale carrier data	14,416	14,850	(434)	-2.9%
Subscriber line access charge	8,786	9,442	(656)	-6.9%
Switched carrier access	1,401	1,623	(222)	-13.7%
	31,073	32,197	(1,124)	-3.5%
Long distance services	5,554	6,091	(537)	-8.8%
High-Speed Internet	10,909	9,999	910	9.1%
Video	6,531	3,717	2,814	75.7%
Equipment and managed services	4,818	7,228	(2,410)	-33.3%
Wireless	515	676	(161)	-23.8%
Other	2,699	3,109	(410)	-13.2%
	94,767	97,682	(2,915)	-3.0%
Data center colocation	2,485	—	2,485	NA
	$97,252	$97,682	$(430)	-0.4%

Channel
Business	$41,728	$42,739	$(1,011)	-2.4%
Consumer	37,141	35,298	1,843	5.2%
Wholesale	15,817	16,473	(656)	-4.0%
Other	2,566	3,172	(606)	-19.1%
	$97,252	$97,682	$(430)	-0.4%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Telecommunications
Local voice services	$98,806	$104,896	$(6,090)	-5.8%
Network access services
Business data	19,806	18,885	921	4.9%
Wholesale carrier data	43,082	45,123	(2,041)	-4.5%
Subscriber line access charge	26,985	28,507	(1,522)	-5.3%
Switched carrier access	4,440	5,125	(685)	-13.4%
	94,313	97,640	(3,327)	-3.4%
Long distance services	17,176	18,804	(1,628)	-8.7%
High-Speed Internet	32,206	29,495	2,711	9.2%
Video	16,759	8,784	7,975	90.8%
Equipment and managed services	14,030	19,724	(5,694)	-28.9%
Wireless	1,646	2,084	(438)	-21.0%
Other	8,960	9,216	(256)	-2.8%
	283,896	290,643	(6,747)	-2.3%
Data center colocation	7,213	—	7,213	NA
	$291,109	$290,643	$466	0.2%

Channel
Business	$126,308	$126,158	$150	0.1%
Consumer	109,312	104,794	4,518	4.3%
Wholesale	47,523	50,248	(2,725)	-5.4%
Other	7,966	9,443	(1,477)	-15.6%
	$291,109	$290,643	$466	0.2%

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

Business data revenues for the three and nine months ended September 30, 2014 increased when compared to the prior year periods because of business win-backs and increasing bandwidth needs from our customers.  Wholesale carrier data revenue declined for the three and nine months ended September 30, 2014 compared to the prior year periods.  For the nine month period this was caused, in part, because of one-time service termination and other fees amounting to $0.8 million in 2013.  In addition, certain carriers have replaced older legacy circuits with more cost effective alternatives.  The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

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

Equipment and managed services sales have decreased because of fewer sales and installations of customer premise equipment for certain large institutional customers during the three and nine months ended September 30, 2014 compared to the same periods in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects has declined in recent quarters as customers chose more hosted solutions in lieu of purchasing equipment.  The outlook for future periods is uncertain.

Wireless revenues and other service revenues decreased as we attempted to focus our marketing efforts on other segments of our business.

Data center colocation revenues are the result of the acquisition of SystemMetrics on September 30, 2013.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2014 compared to the costs and expenses for the three and nine months ended September 30, 2013 (dollars in thousands):

For Three Months

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$42,621	$41,829	$792	1.9%
Selling, general and administrative expenses	28,294	27,965	329	1.2%
Depreciation and amortization	19,717	19,974	(257)	-1.3%

	$90,632	$89,768	$864	1.0%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$124,858	$122,073	$2,785	2.3%
Selling, general and administrative expenses	86,280	84,860	1,420	1.7%
Gain on sale of property	—	(6,546)	6,546	-100.0%
Depreciation and amortization	57,321	58,532	(1,211)	-2.1%

	$268,459	$258,919	$9,540	3.7%

There were no operations for the data center colocation segment through September 30, 2013 as it was newly acquired on September 30, 2013.  Hence, a discussion of results of operations for the data center colocation segment comparing 2014 to 2013 would not be meaningful given that the number of months of operations is not equivalent.  However, explanations have been provided below to the extent that the data center colocation segment significantly impacted the comparison of results of operations between periods for all segments.

The Company’s total headcount as of September 30, 2014 was 1,388 compared to 1,382 as of September 30, 2013.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Cost of revenues for the three and nine month periods ended September 30, 2014 increased when compared to the prior year periods because of expenses attributed to the damage caused by Tropical Storm Iselle of $0.9 million.  In addition, for the nine months ended September 30, 2014 we incurred wages of $1.4 million for employees of SystemMetrics which was acquired on September 30, 2013.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The expenses for the three months ended September 30, 2014 were comparable to the same period in the prior year.  For the nine months ended September 30, 2014, the increase was because of additional advertising expense of $1.5 million for the promotion of Hawaiian Telcom TV.

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

Depreciation and amortization for the three and nine month periods ended September 30, 2014 was lower than the same periods in the prior year because of certain assets becoming fully depreciated near the end of 2013.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

For Three Months

	Three Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Interest expense	$(4,103)	$(4,089)	$(14)	0.3%
Interest income and other	13	7	6	85.7%

	$(4,090)	$(4,082)	$(8)	0.2%

For Nine Months

	Nine Months Ended
	September 30,		Change
	2014	2013	Amount	Percentage

Interest expense	$(12,401)	$(14,712)	$2,311	-15.7%
Loss on early extinguishment of debt	—	(3,660)	3,660	-100.0%
Interest income and other	27	28	(1)	-3.6%

	$(12,374)	$(18,344)	$5,970	-32.5%

Interest expense decreased for the nine month period primarily because of the lower interest rates on the debt which was refinanced in the second quarter of 2013.  Interest capitalized was comparable between years for all periods presented.

In connection with the refinancing of debt in the second quarter of 2013, we incurred charges of $3.7 million which consisted of the loss on the repayment of the old debt and certain refinancing costs.

Income Tax Provision

We had effective tax rates of 40.1% and 40.4% for the three and nine months ended September 30, 2014, respectively.  We had effective tax rates of 46.2% and 41.3% for the three and nine months ended September 30, 2013, respectively.  The income tax provision for the quarter ended September 30, 2013 included additional income attributed primarily to our recognizing certain tax attributes for income tax purposes.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As September 30, 2014, we had cash of $31.7 million. From an ongoing operating perspective, our cash requirements in 2014 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Nine Months Ended September 30, 2014 and 2013

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

Net cash provided by operations amounted to $61.8 million for the nine months ended September 30, 2014.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $54.8 million for the nine months ended September 30, 2013.  The increase in cash provided by operations was because of improved management of working capital.

Cash used in investing activities was $76.5 million for the nine months ended September 30, 2014 and was comprised of capital expenditures.  Cash used in investing activities included capital expenditures of $69.8 million for the nine months ended September 30, 2013.  The level of capital expenditures for 2014 is expected to be in the high-$90 million range which is higher than 2013 as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash financing activities for the nine months ended September 30, 2014 include installment financing and debt repayment activity.  For the nine months ended September 30, 2013 cash financing activities include the impact of the 2013 refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of September 30, 2014, we had outstanding $296.9 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

In August 2014, we joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $245 million and is primarily composed of a supply contract with the lead contractor.  We will invest $25 million over the multi-year construction period for a fractional ownership in the system.  The investment is expected to be $2.5 million in 2014, $10.2 million in 2015, $10.5 million in 2016 and $1.8 million in 2017.

During the nine months ended September 30, 2014, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2013 in our Form 10-K other than the agreement to invest in the trans-Pacific submarine cable system for the amounts described above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, our floating rate obligations consisted of $296.9 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2014 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company’) as of September 30, 2014. Based on their evaluations, as of September 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Hawaiian Telcom Holdco, Inc. issued a press release on November 10, 2014 announcing its 2014 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 10, 2014	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer

November 10, 2014	/s/ Robert F. Reich
Robert F. Reich Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 10, 2014 announcing third quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document