Form 10-K
period 2014-12-31
Hawaiian Telcom Holdco, Inc.
filed 2015-03-12
CIK 1487986

Use these links to rapidly review the document
HAWAIIAN TELCOM HOLDCO, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non- affiliates as of June 30, 2014 was $183,223,332.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         As of March 11, 2015, 10,685,592 shares of the registrant's common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Proxy Statement (Part III of Form 10-K)

HAWAIIAN TELCOM HOLDCO, INC.

i

GLOSSARY OF TERMS

        Defined below are certain terms used in this report:

Term	Definition
AAIS	Assignment, activation and inventory system
ADM	Add-drop multiplexer
AIN	Advanced intelligent network
ATM	Asynchronous transfer mode
AWAS	Automated workforce administration system
BAiO	Business All-in-One
CAF	Connect America Fund
CLEC	Competitive local exchange carrier
Communications Act	Communications Act of 1934, as amended
CPE	Customer premises equipment
CSRIC	Reliability and Interoperability Council
DEU/DEUCE	Data exchange utility and connection engine systems
FCC	Federal Communications Commission
FTTN	Fiber-to-the-node
FTTP	Fiber-to-the-premise
GPON	Gigabit Passive Optical Network
HPUC	Hawaii Public Utilities Commission
HSI	High-speed Internet
IBEW	International Brotherhood of Electrical Workers Local 1357
ILEC	Incumbent local exchange carriers
IP-VPN	Internet protocol Virtual Private Network
IP	Internet protocol
ISDN	Integrated service digital network
ISP	Internet Service Providers
LATA	Local Access Transport Area
LQP	Loop qualification system
MDU	Multi-dwelling units
MPLS	Multiprotocol Label Switching
MVNO	Mobile virtual network operator
NIST	National Institute of Standards and Technology
NOC	Network Operations Center

Term	Definition
Oceanic	Oceanic Time Warner
PBRSU	Performance-based restricted stock units
PBX	Private-branch exchange
QoS	Quality of service
RBOC	Regional Bell operating companies
RSN	Regional Sports Network
ROADM	Reconfigurable optical add-drop multiplexer
OAM	Operations, administration and maintenance
SDH	Synchronous digital hierarchy
SLC	Subscriber line charges
SONET	Synchronous Optical Network
STP	Signal transfer points
SystemMetrics	SystemMetrics Corporation
TDM	Time Division Multiplexing
UNE	Unbundled network element
UNE-P	Unbundled network element platform
VoIP	Voice over Internet Protocol
VDSL2	Very High Bit Rate Digital Subscriber Line Generation 2
Wavecom	Wavecom Solutions Corporation
WATS	Wide Area Telephone Service

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

        Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

  •
  failures in our critical back office systems and IT infrastructure;

  •
  breach of our data security systems;

  •
  increases in the amount of capital expenditures required to execute our business plan;

  •
  the loss of certain outsourcing agreements, or the failure of any third party to perform under these agreements;

  •
  adverse changes to applicable laws and regulations;

  •
  the failure to adequately adapt to technological changes in the telecommunications industry, including changes in consumer technology preferences;

  •
  adverse economic conditions in Hawaii;

  •
  the availability of lump sum distributions under our union pension plan;

  •
  limitations on the ability to utilize net operating losses due to an ownership change under Internal Revenue Code Section 382;

  •
  the inability to service our indebtedness;

  •
  limitations imposed on our business from restrictive covenants in our credit agreements; and

  •
  severe weather conditions and natural disasters.

PART I

Item 1.    Business

Business Overview

        Hawaiian Telcom Holdco, Inc. (the Company) is the largest full- service provider of communications services and products in Hawaii. We operate two primary business segments:

        Telecommunications.    This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Telecommunications segment provides high-speed Internet, long distance services, next-generation television service, next-generation Internet protocol (IP)-based network services, customer premises equipment, data solutions, managed services, billing and collection, wireless services, and pay telephone services. Our services are offered on all of Hawaii's major islands, except for our next-generation television service, which currently is available only on the island of Oahu. As of December 31, 2014, our telecommunications operations served approximately 343,500 local access lines, of which 49% served residential customers and 50% served business customers, with the remaining 1% serving other customers; approximately 181,200 long distance lines, of which 59% served residential customers and 41% served business customers; and approximately 113,300 high-speed Internet lines, which served approximately 92,900 retail residential lines, approximately 18,300 retail business lines, and approximately 800 wholesale business and resale lines.

        Data Center Colocation.    This segment consists of data center services including colocation and virtual private cloud.

        See "—Segments and Sources of Revenue" below and "Segment Information" in the notes to the financial statements for information regarding revenues and total assets for each business segment.

History and Organizational Structure

  General

        The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 130 years as Hawaii's communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved-out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services, Inc. (collectively, the Verizon Hawaii Business)) were transferred to Verizon Holdco LLC, which then was merged (2005 Acquisition) with and into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. As a result of the 2005 Acquisition, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of Hawaiian Telcom Communications, Inc.

        Hawaiian Telcom, Inc., a Hawaii corporation, operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including long distance, Internet, television, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, cloud-based services, and wireless businesses. SystemMetrics Corporation, a wholly-owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides data center services including colocation and virtual private cloud. Wavecom Solutions Corporation, a wholly-owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides voice, data and converged services.

        The following is a chart of our organizational structure.

  Bankruptcy Proceedings

        On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and certain other affiliates (collectively, the Debtors) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (later transferred to the United States Bankruptcy Court for the District of Hawaii (Bankruptcy Court)) in order to facilitate a balance sheet restructuring. In November 2009, the Bankruptcy Court confirmed the Debtors' chapter 11 plan of reorganization (Plan of Reorganization) and entered a written confirmation order (Confirmation Order) on December 30, 2009.The Plan of Reorganization became effective, and the Company and other Debtors emerged from chapter 11, on October 28, 2010.

Industry Overview

        The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. There are two predominant types of local telephone service providers, or carriers, in the telecommunications industry: incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs). An ILEC refers to the regional Bell operating companies (RBOCs), which were the local telephone companies created from the breakup of AT&T in 1984, as well as small and midsize independent telephone companies, such as Hawaiian Telcom, Inc., Cincinnati Bell Inc. and Consolidated Communications, Inc., which sell local telephone service. These ILECs were the traditional monopoly providers of local telephone service prior to the passage of the Telecommunications Act of 1996. In contrast, a CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC.

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

        Hawaii's telecommunications industry remains active, and demand for telecommunications services is strong, due in part to the State's geographic isolation. Hawaii is connected to the mainland United States and Asia via cable and several satellite networks.

Our Business Strategy

        Our primary objective is to become the number one service provider of innovative "Always OnSM" communications, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy are to grow our business with a focus on delivering superior service to our customers, which includes the following:

  •
  Leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build-out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber-to-the-node (FTTN) and fiber-to-the-premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high-speed technologies such as Very High Bit Rate Digital Subscriber Line Generation 2 (VDSL2), Gigabit Passive Optical Network (GPON), and Metro Ethernet to deliver new broadband services such as our next-generation television to consumers, and Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP-VPN), managed services, data center services, including colocation and virtual private cloud, and cloud-based services to businesses. In both customer segments, we continue to enhance our services by adding new service options, features and functionality.

  •
  Drive a customer- and sales-focused organization.  Our customer operations team allows us to more effectively focus on customer satisfaction and successful delivery of our services, with the ultimate goal of delivering a consistent and comprehensive customer experience.

  •
  Deliver new and innovative products and services to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, and cloud-based services supported by the reach and reliability of our network and Hawaii's only 24x7 state-of-the-art network operations center. We believe our suite of IP-based services, such as our business VoIP and IP-VPN services, better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next-generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

  •
  Improve operating profitability and capital efficiencies.  We strive to maintain a disciplined approach to managing operating expenses and capital spending. Our focus on driving operational improvements in our business has resulted in cost savings, and we continue to identify initiatives that we believe will further improve our cost structure. In addition, we continue to review and renegotiate contracts with key IT and outsource suppliers, which has led to additional cost savings. We manage our capital expenditures to optimize returns through disciplined planning and targeted investment of capital. Our strategy will be to continue to make strategic investments in our business in order to position us for long-term growth.

In furtherance of the Company's growth strategy, we continue to make important investments that further our business objectives:

  •
  On September 30, 2013, we completed the acquisition of SystemMetrics Corporation (SystemMetrics), a leading provider of data center services in the State of Hawaii. The acquisition increased the scale and scope of our existing data center operations by adding a state-of-the art facility in Honolulu with 6,500 square feet of data center capacity and room for expansion. SystemMetrics complements our existing portfolio of business service offerings and enables us to further diversify our revenue base, and followed our acquisition of Wavecom Solutions Corporation (Wavecom) on December 31, 2012. Wavecom is an information and communications technology company and facilities-based competitive local exchange carrier headquartered in Honolulu that provides voice, data and converged services to small and medium-sized business and carrier customers through a six-island subsea and terrestrial fiber network. By adding Wavecom's fiber capacity and business capabilities to our network and operations, we enhanced our ability to serve growing customer demand for high-speed Internet bandwidth and next-generation, end-to-end solutions, and improved redundancy and diversity statewide. In addition, we assumed ownership of a new, largely under-utilized 8,000 square foot data center which enhanced our opportunities in managed hosting, colocation, and cloud services.

  •
  In August 2014, the Company signed agreements with other national and international companies to build and operate the Southeast Asia to United States (SEA-US) trans-Pacific submarine cable system connecting Indonesia, the Phillipines, Guam, Hawaii and the mainland United States. The cost to construct the system is expected to be approximately $250 million. The Company will invest $25 million over the multi-year construction period for a fractional ownership in the system. As part of this project, the Company has agreed to construct a cable landing station in Makaha, Hawaii, and to provide cable landing services to SEA-US and another trans-Pacific system. The system is expected to be completed in December 2016, and will provide an initial 20 Tbps of capacity using state-of-the-art 100Gbps technology to accommodate the statewide increase in data consumption.

Our Competitive Strengths

        We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

  •
  Strong Local Presence.  We have been serving Hawaii's communities for over 131 years and employ approximately 1,400 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. Moreover, we believe we are able to understand our customers' needs because we share many of those same needs. We also share Hawaii's history, heritage, and strive to be an example of Hawaii's unique values.

    Because we are locally managed, we believe we are more responsive to Hawaii's consumers and businesses.

  •
  Growth-Oriented Product Portfolio.  We are the only communications service provider in our market that can provide the same broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communications and IP-based network services, managed services, data center services including colocation and virtual private cloud, and cloud-based services. Our expanding service suite, including high-quality enhanced data networking services such as our business VoIP and IP-VPN services, and our managed services, are targeted at the key growth areas in our marketplace. Our next-generation television service, employing Ericsson Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity that we did not capture previously.

  •
  Advanced Network Infrastructure.  We own one of the State's most extensive and reliable communications networks, including one of the broadest fiber optic cable networks consisting of approximately 179,063 strand miles of fiber optic cable and more than 11,596 route miles of copper wire distribution lines. Our statewide MPLS backbone is one of the largest IP networks in Hawaii and allows us to deliver advanced IP-based services to over 99% of the State's population. Our network is supported by Hawaii's only 24x7 state-of-the-art network operations center. We continue to expand our fiber network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

  •
  Strong Management Team.  We have assembled an experienced management team that we believe is well-qualified to lead our Company and execute our strategy. Our management team has significant operational experience in the telecommunications industry combined with extensive knowledge of our local market, which we believe will be a critical driver of our success going forward.

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

  Network Access Services

        We offer special access voice and data services, which we believe are a key growth area driven by demand for increasing bandwidth from business and wholesale customers. Special access services include switched and non-switched (or dedicated) services such as point-to-point single channel circuits, Synchronous Optical Network (SONET) and Time Division Multiplexing (TDM) transport services, as well as IP-based private networks. See "—Regulation" for further discussion of access charges.

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

  Long Distance Services

        We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls, and regional toll calls made to points outside a customer's local calling area but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800-number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of December 31, 2014, we served approximately 185,241 long distance lines, of which 58% served residential customers and 42% served business customers.

  Internet Services

        We provide high-speed Internet (HSI) access to our residential and business customers. Our data network enables us to provide extensive high-speed network access. We have HSI available in 79 of our 86 central offices. As of December 31, 2014, we served approximately 92,900 retail residential HSI lines, 19,600 retail business HSI lines, and 800 wholesale business and resale HSI lines.

  Managed and Cloud-Based Services

        We provide managed services as an end-to-end solution that manages, monitors, and supports a business's network, CPE, and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day-to-day management of their networks to us. Our managed services product portfolio consists of managed network and security services, colocation services, IT professional services, and security consulting.

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

  Next-Generation Television Service

        We introduced our next-generation television service on the island of Oahu in July 2011. During 2014, we continued to invest in our network to provide integrated digital video, high-speed broadband and voice services to new and existing customers. Our Hawaiian Telcom TV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to bundle digital video, high-speed broadband and voice services in certain areas of the island of Oahu. We had strong Hawaiian Telcom TV growth, with more than 9,700 subscribers added in 2014, and ended the year with approximately 28,100 subscribers. We also enabled approximately 40,000 households in 2014, increasing our cumulative total to approximately 160,000 households on Oahu as of the end of 2014. Enabling households means these homes can subscribe to our next generation network services, including our Hawaiian Telcom TV service.

  Wireless Services

        We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was effective as of May 2009 and recently was renewed by us for a one-year term expiring in May 2015. The agreement will extend for an additional year if we do not elect to terminate, which we do not currently intend to do.

  Other Telecommunications Services

        We seek to capitalize on our local presence and network infrastructure by offering other services to customers and interexchange carriers. Sales and maintenance of customer premises equipment to the business markets are an important source of local exchange revenues. For the wholesale or carrier market, we offer services including operator services, billing and collection services and space and power rents for colocation services. We also offer public pay telephone services at approximately 3,800 locations throughout the State of Hawaii.

  Data Center Colocation

        We provide colocation and virtual private cloud data center services. Colocation enables our customers to install and remotely operate their IT equipment. Virtual private cloud services include the use of shared virtualized computing resources and a variety of customer control features and services, including back-up data storage. We also provide related professional services, including planning, design, implementation and support services, to enable our customers to better manage and transition between their IT solutions.

Markets and Customers

  Telecommunications

        We have been a telecommunications provider in Hawaii for more than 131 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State's most extensive local telecommunications network, with approximately 343,500 local access lines served as of December 31, 2014, of which 49% served residential customers, 50% served business customers, and the remaining 1% served other customers.

        Our market is characterized by high population density, with approximately 70% of the state's population concentrated on Oahu over an area of approximately 598 square miles, or approximately 1,600 persons per square mile. In addition, approximately 38% of the households in Hawaii reside in multi-dwelling units (MDUs)—approximately 44% on Oahu—compared with approximately 26% in the U.S. overall. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost- effective manner and to market and sell our services more effectively. Given Hawaii's geographic isolation and the diversity of its population, Hawaii residents and businesses may have telecommunications needs that are different from those on the mainland United States. Furthermore, in 2014, the median household income in Hawaii is estimated to exceed the national average household income by approximately $14,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

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

  Data Center Colocation

        We believe there is a significant growth opportunity to provide data center services, including colocation and virtual private cloud, to businesses across the State of Hawaii. There are two important trends driving the growth in the adoption of data center services—the increasing use of cloud-based technologies by business customers to run their most important business functions, and the increasing demand for outsourced solutions. Based on market research from 2013, we estimated the Hawaii data center services opportunity to be over $100 million annually. At present, the percentage of businesses in Hawaii that use colocation and virtual private cloud services is small compared to utilization in similarly-sized mainland U.S. markets.

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

        Oceanic, a subsidiary of Time Warner Cable Inc., the second largest cable operator in the United States, is one of our most significant competitors. Approximately 73% of the occupied households on Oahu that subscribe to television service subscribe to Oceanic's cable television service. Oceanic also has the majority share of the high-speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high-speed Internet, and voice services through competitive bundled offerings. In addition, Oceanic has targeted communications service offerings to small and medium-sized businesses.

        Wireless communications services continue to constitute a significant source of competition, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate the wireless substitution trend will continue, and could pose additional threat to our high-speed Internet product, particularly if wireless service rates continue to decline and the wireless service providers are able to deliver faster data speeds. Over-the-top hybrid providers, such as Skype and Magic Jack, also offer the capability to provide local voice and long distance calls using an Internet-equipped personal computer.

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

        We are uniquely positioned in the State to bundle data center services with network, managed services, data communications equipment and support services for an end-to-end, statewide solution. Due to the high cost of commercial real estate in the State of Hawaii, there is a limited inventory of colocation data center space available for Hawaii businesses. There are numerous other providers of cloud-based software, including system integrators in Hawaii and web-based service providers, that offer software subscriptions and virtual machines on cloud-based servers housed in data centers on the mainland U.S. and internationally. However, such out-of-state solutions raise concerns regarding response latency, the higher cost of private network connectivity from Hawaii and data security.

        We employ a number of strategies to combat the competitive pressures we face. Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and upselling services to existing customers, new customer growth, winbacks of former customers, new product and feature deployment, and by managing our profitability and cash flow through targeted reductions in operating expenses and efficient deployment of capital. We believe the key to success in these strategies is the continued enhancement and expansion in the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace. Another key to success is a focus on enhancing the customer experience, as we believe exceptional customer service will differentiate us from our competition. Customers expect industry leading service from their service providers. As technologies and services evolve, the requirement of the carrier to excel in this area is crucial for customer retention.

Network Architecture and Technology

        Our strategy is to enhance and expand the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services and managed and cloud-based services. In 2014, we invested approximately $78 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2014 to add hundreds of miles to our fiber network and continuing our transformation toward an optical, IP-based broadband network. The acquisition of Wavecom Solutions Corporation in December 2012 alone added over 500 route miles of additional fiber infrastructure into our network. The acquisition of Wavecom fiber facilities and our continued IP expansion permitted us to shut down several remote microwave radio sites in 2014. Additionally, we believe that our commitment to the SEA-US trans-pacific submarine cable system will enable us to expand data connectivity beyond Hawaii to both the Asia/Pacific and Continental U.S. location.

  Packet Optical Network

        We believe that our statewide MPLS network is unmatched in Hawaii in reach, capacity, security, resiliency, and reliability. Consisting of 8 core routers and 40 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features, including advanced traffic engineering support of intelligent QoS, Service OAM capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, support for IPv6, carrier grade Ethernet, and up to 40Gb/100Gb Ethernet access. Driven by continued high-bandwidth demands from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2014 we continued to expand our next-generation packet-optical transport network. This next-generation platform combines wave division multiplexing (WDM) transport, reconfigurable optical add-drop multiplexers (ROADM), and centralized carrier Ethernet switching in a single converged device helping us to meet the growing bandwidth needs at a more affordable price. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, along with expanded peering and content caching arrangements with global providers to reduce latency and buffering to our customers. In 2015, we plan to continue to expand bandwidth capacity in the core and edge of our MPLS network to accommodate increased demand.

        Our telecommunication infrastructure includes more than 15,500 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave radios provide additional inter-island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are connected by trans-Pacific fiber optic cables to the U.S. Mainland which provide ring diversity to protect our communications between the islands and high- speed broadband links in and out of the State.

  Voice Network

        We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. In 2014, we expanded our Business All-in-One (BAiO) offering to our FTTP footprint which allows for both high-speed internet data up to 500 Mbps and a hosted voice solution on the same data pipe.

        As of December 31, 2014, we owned 103 local base and remote switches and five tandem switches serving approximately 361,900 total lines on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our access lines are served by digital switches provided predominantly by Alcatel-Lucent and Genband.

  Network Optimization Initiatives

        To lower on-going operational costs and to adjust our capacity to account for traditional voice attrition, we optimized portions of our network. We decommissioned 4 of our voice switches and 10% of our ATM and Frame Relay nodes through the course of 2014. Additionally, integration of our Wavecom fiber assets resulted in the shutdown of 4 of our existing digital microwave radio sites. We expect to continue with cost optimization of our TDM-based network in 2015 in the voice-switching, Frame Relay, and SONET disciplines.

  Access Infrastructure

        In 2014, we continued our aggressive investment to transform our access network to a high-speed, fiber-based broadband network and added 40,000 households to our next-generation broadband network in 2014, and continued deployment of FTTP solutions to serve new (greenfield) MDU and single-family subdivision developments. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our television service, and reduce maintenance costs. We also continued to expand our fiber network deeper into neighborhoods, shortening over 7,000 customer loops in 2014 to 3,000 feet or less using FTTN technology, expanded our fiber networks to approximately 410 cell sites across the state of Hawaii to provide backhaul services to our wireless carrier customers, and fine-tuned our FTTP access infrastructure to accommodate 500 Mbps internet bandwidth on all major islands. These network enhancements allowed the increased penetration and expansion of higher broadband services including our television service. Our 2015 plans include the use of federal funds from the Connect America Fund to provide high-speed data services to underserved and unserved areas on the island of Hawaii.

  Next-Generation Television Service

        The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next-generation television service on the island of Oahu in July 2011, deploying the service to both copper-fed and fiber-fed customers and converting entire MDU complexes to our new service. Utilizing Ericsson Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP-based network and provide our customers with new viewing experiences and applications. We continue to see strong demand for our television service as we expand our footprint to additional areas on the island of Oahu.

  Network Surveillance and Operations

        Our statewide network infrastructure is monitored and managed by our Network Operations Center (NOC) located in Honolulu. The NOC provides surveillance 24x7, 365 days-a-year, for our statewide network consisting of 86 central offices, associated interoffice facilities, and microwave radio towers. Our network infrastructure for voice, data, and video is monitored proactively with state-of-the-art performance and fault management systems. Customer networks are also monitored proactively in the NOC upon request. We have a customer service center which also operates on a 24x7, 365 days a year basis to handle customer inquiries and repairs, and provide call completion services. All customer installations and repairs requiring a field technician are offered during extended hours and coordinated by our Dispatch Center. All construction activity, for both outside and inside plant, is coordinated by our engineering operations team located at our main office on Oahu.

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

Information Technology and Support Systems

        A number of IT-related initiatives, beginning in 2010 and continuing to the present, are aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. Our systems have evolved and we continue to focus our strategy towards customer-centric architectures. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development. The service delivery mechanisms are comprised of a mixture of commercial off-the-shelf systems, internally-designed and developed systems that are purpose-built for functions such as inventory and network activation, and select niche applications that offer optimal capabilities and flexibility at the network layer.

        As part of our ongoing commitment to customer service, we implemented improvements in 2014 to our customer contact center systems with implementation of a 360° customer view. In addition, in 2014 we provided our sales force with new system capabilities in support of our next-generation network for quicker quoting.

        We continue to focus efforts on flow-through automation from order entry through billing, and in 2014 we continued to implement improvements which reduced manual processing of complex orders, increased productivity, and enhanced overall data quality. We made further improvements in 2014 through consolidation of order entry process and systems. We improved our field dispatch and fiber provisioning systems to increase installation efficiency of our next-generation network. In 2015, we plan to continue to make improvements through version upgrades of our existing interoperability middleware, IVR/ACD, and our field dispatch systems.

        To improve the cost and efficiency of our internal IT services, we completed consolidation of our two data centers and implemented a state-of-the-art virtualization platform to support our growing computing needs. This effort has lowered the operating costs and energy consumption and improved the efficiency, scalability, and reliability of our operations. In 2015, we plan to continue to virtualize systems through continued upgrades of our legacy platforms.

        As is the case with other telecommunications companies, we are an on-going target for cyber criminals. In response, we have aggressively pursued initiatives to reduce our cyber security-related risks. In 2014, we expanded the scope of our most advanced security controls and deployed additional controls into key areas of our network. We also implemented honeypot programs to detect and deflect unauthorized use of IT systems and expanded our employee security awareness program through an educational phishing project. We also are an active member of US Telecom Association's cyber security working group and participate in the activities of the FCC's Communications Security, Reliability and Interoperability Council (CSRIC). The mission of CSRIC is to provide recommendations to the FCC to ensure, among other things, optimal security and reliability of communications systems, including telecommunications, media, and public safety. In 2015, we plan to continue integration of our security process management program and a unified security intelligence system that correlates events across security controls. We continue to make technology and resource investments to improve further our security posture in critical areas, and in 2015 will continue to expand these controls, and our information security team continues to work closely with law enforcement at the federal, state and local levels, and we update our protection schemes on an ongoing basis. These and other changes reflect our on-going commitment to securing our information assets and protecting sensitive data in our information systems.

Employees

        As of March 1, 2015, we employed approximately 1,400 full-time employees in Hawaii. Of the total employees, 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357 pursuant to a five-year collective bargaining agreement that expires in 2018. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

Insurance

        We have insurance to cover risks incurred in the ordinary course of business, including errors and omissions, cyber liability, general liability, property coverage (which includes business interruption), director and officers and employment practices liability, auto, crime, fiduciary and worker's compensation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial coverage against "all risks" of loss including fire, windstorm, flood, earthquake, and other perils not specifically excluded by the terms of the policies. As is typical in the telecommunications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above-ground transmission lines. We believe that our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial results may be adversely affected.

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

        In November 2011, the FCC released its "Connect America Fund" Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transforms the FCC's universal service and intercarrier compensation systems into a new Connect America Fund (CAF), which will fund broadband deployment in areas unserved by an unsubsidized wireline competitor and eventually will replace all existing high-cost support for voice services. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF support first will be distributed pursuant to a forward-looking cost model to carriers that make a state-wide commitment to meet minimum broadband deployment obligations established by the FCC. If the price cap carrier declines to make that commitment, CAF support will be distributed in accordance with competitive bidding open to all eligible carriers. In the interim, until the CAF is fully operational, a price cap carrier's Interstate Access Support is frozen at current levels, but continued receipt of such funds is conditioned on the carrier meeting FCC broadband deployment obligations including speed and other technical parameters of service. In addition, the FCC will make an additional $300 million in CAF funding available to price cap carriers willing to commit to meeting these broadband public interest requirements. In addition, a number of petitions for reconsideration of the FCC's Order, as well as multiple appeals, have been filed. The FCC awarded Hawaiian Telcom, Inc. approximately $402,000 in CAF Phase I Round 1 support and approximately $1 million in CAF Phase I Round 2 support.

        On December. 18, 2014 the FCC released an order establishing the service requirements for price cap carriers accepting model-based support for CAF Phase II. These include the requirement to provide broadband service with at least 10 mbps downstream and 1 mbps upstream to 95% of supported locations within their study areas within six years (i.e., by December 31, 2020, based on a starting date of January 1, 2015). Price cap carriers that do not receive CAf support in 2021 will be able to extend their Phase II support for one additional year. Carriers receiving support will also be required to meet latency and comparable price standards. Model based support is expected to be available in 2015, but we do not know how accurate the final CAF Phase II cost model will be or when and the amount of model support that Hawaiian Telcom Inc. will be offered. Therefore, we do not know how this proceeding ultimately will impact our universal service support level or the outcome or timing of the petitions or appeals.

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

  Federal Requirements

        As an ILEC, we are subject to a number of access and interconnection requirements under federal law. Among other things, an ILEC must negotiate in good faith with other carriers requesting interconnection and access to unbundled network elements (UNEs) and must offer its competitors access to UNEs, such as local loops and inter-office transport, at regulated rates. However, we are no longer required to provide our competitors with access to switching UNEs, or the combination of loop, transport and switching UNEs known as the UNE Platform (UNE-P). The FCC also has limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in fiber- to-the-curb and fiber-to-the-premises arrangements. In addition, federal law regulates competitors' requests to colocate facilities within our central offices and to have access to our subscriber list information in order to produce competing directories, and other matters, including the manner in which we must protect our customers' information. The FCC currently is examining its pricing standard for UNEs and may modify other aspects of its UNE rules as market conditions change. The FCC also has imposed specific rules regarding the manner and time within which a customer's telephone number must be ported to a competing carrier's service.

  Interstate and Intrastate Access Charges

        The rates that we can charge for interstate access are regulated by the FCC. The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. For example, the FCC has instituted caps on the per-minute rate we can charge for our switched access services as well as on our monthly subscriber line charges (SLCs). The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. On May 18, 2008, the FCC granted our request for pricing flexibility for certain special access services offered on the neighbor islands. We also have pricing flexibility for certain special access services offered on Oahu. On December 18, 2012, the FCC released an order establishing mandatory data collection for providers of dedicated special access services such as Hawaiian Telcom. The data collection, which Hawaiian Telcom was required to submit to the FCC in February 2015, seeks detailed information concerning carrier services provided to enterprise and wholesale customers, including special access services. The FCC plans to use the data collected to evaluate competition in the market for special access services. This review is being conducted to help the FCC decide whether to modify the special access pricing rules for price cap carriers, including whether the pricing flexibility rules should be modified or eliminated. We do not know when this proceeding will be concluded or what impact it will have on providers of dedicated special access services.

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

Intercarrier compensation consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC required that most intercarrier compensation be eliminated, and that a system of "bill & keep" replace it whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase-down of those rates over a six-year period for price cap companies such as Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized carriers (1) to assess its end user customers a limited recovery charge that would increase over time as intercarrier compensation rates decline, and (2) to receive CAF support in limited amounts subject to specific requirements, to be phased out over a three-year period beginning in 2017. Hawaiian Telcom, Inc. does not receive any such intercarrier compensation CAF support. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol-based service providers on a prospective basis, subject to the same interim phase-down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and television services. A number of petitions for reconsideration of the FCC's order, as well as multiple court appeals, have been filed. In July 2012, Hawaiian Telcom, Inc. implemented the first phase of the intercarrier compensation reform, including reducing by fifty percent the amount by which intrastate terminating switched access rates exceed interstate rates, and offsetting most of the resulting revenue loss by implementing a monthly recurring access recovery charge for certain classes of customers. In July 2013, Hawaiian Telcom, Inc. implemented the second phase of the intercarrier compensation reform, including reducing intrastate terminating switched access rates to interstate rates, and offsetting a portion of the resulting revenue loss by implementing a monthly recurring access recovery charge for certain classes of customers. In July 2014, Hawaiian Telcom, Inc. implemented the third phase of the intercarrier compensation reform, including reducing interstate and intrastate switched access rates by one third of the of the differential between existing rates and $0.0007, and offsetting a portion of the resulting revenue loss through a monthly recurring access recovery charge for certain classes of customers. The FCC's order requires that price-cap carriers reduce interstate and intrastate terminating switched access rates to $.0007 over the six year phase-down period. The intercarrier compensation portion of the FCC's order is also subject to a number of petitions for reconsideration and court appeals. We do not know the timing or outcome of such petitions or appeals.

        The FCC has found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

  Federal Regulatory Classification of Broadband and Internet Services

        The FCC has been considering whether, and under what circumstances, services that employ Internet protocol are "telecommunications services" subject to regulations that apply to other telecommunications services, but until recently it had not definitively ruled on the issue and instead has made a series of decisions addressing specific services and regulations. For example, some VoIP providers must comply with the federal wiretap law and with FCC requirements to provide enhanced 911 emergency calling capabilities, ensure disability access and provide local number portability. Certain VoIP providers are exempt from state telecommunications market entry regulation. As a result, our VoIP competitors are less regulated than we are.

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

        In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain specified advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since Hawaiian Telcom, Inc. was part of Verizon when the original Verizon petition for forbearance was filed. This action permits us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions of offering. In October 2011, tw telecom of hawaii l.p. and others filed a petition requesting the FCC to reverse in part the forbearance deemed granted to Verizon by operation of law. We filed comments in opposition to the petition. In November 2012, the Ad Hoc Telecommunications Users Committee and others filed a petition requesting the FCC to reverse in part the forbearance for Verizon and other grants of forbearance by the FCC related to advanced broadband special access services. There is no definite timeframe for an FCC decision on these petitions.

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

        In December 2010, the FCC adopted "net neutrality" rules, termed "open Internet" rules that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC's Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non-discrimination, and transparency. The no-blocking rule prohibits a fixed broadband Internet access service provider from blocking lawful content, applications, services, or devices, subject to reasonable network management. The anti-discrimination rule prohibits a fixed broadband Internet access service provider from unreasonably discriminating in the transmission of lawful network traffic over a consumer's broadband Internet access services, subject to reasonable network management. Wireless broadband providers are not subject to these two rules, but only to a scaled-back version of the no-blocking rule applicable to fixed providers. The transparency rule requires all Internet access service providers to disclose publicly accurate information regarding their network management practices, performance, and commercial terms of service so that consumers are able to make informed choices and device providers are able to develop, market, and maintain Internet offerings. The anti- discrimination and no-blocking rules were vacated by a federal court of appeals, but the public disclosure requirement remains in place.

        In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. While reasonable network management is permitted, the open Internet order bans blocking legal content/applications, throttling lawful traffic and paid prioritization or "fast lanes", expands transparency rules and creates a general conduct rule to bar broadband Internet service providers from unreasonably interfering with or disadvantaging the ability of consumers and edge providers to reach and communicate with each other. Further, the FCC granted new authority to address Internet interconnection issues arising in the exchange of traffic between mass-market broadband providers and other networks and services such as edge providers. While the order grants forbearance from many Title II provisions such as rate regulation or tariffs, last-mile unbundling, burdensome filing requirements/accounting standards, USF contributions, and any new taxes or fees, uncertainty looms concerning continued forbearance in future years. A detailed analysis of the provisions cannot be completed until after the written order is released. Congress is considering adopting open Internet legislation to prevent Title II regulation of broadband services. The FCC's order and its reclassification of broadband service is expected to be challenged in court and may take several years to resolve. We do not know what the final outcome of these actions will be, or how our broadband services may be affected.

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

        In December 2011, Oceanic filed a petition with the FCC seeking to be declared free from rate regulation for its basic cable TV services on Oahu. In March 2014, the FCC granted the petition, providing Oceanic with more flexibility to raise or lower prices for its basic cable service, allowing it to become more competitively nimble.

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

        In February 2014, Comcast and Time Warner Cable, the two largest cable TV providers in the United States, announced an agreement whereby Comcast would acquire Time Warner Cable. Applications for approval of the acquisition were filed with the FCC and the State of Hawaii Department of Commerce and Consumer Affairs Cable TV Division (CATV Division) in April 2014. While the CATV Division approved the transaction in October 2014, the FCC has not yet ruled on the application. If approved, Comcast will be the largest cable TV operator in the United States. We expect Comcast to continue Oceanic's aggressive competition in the Hawaii market for both video services and broadband internet access services. Comcast has stated its intent to bring its "Internet Essentials" broadband service for low income families to Hawaii, and has already begun program outreach. In addition, Comcast committed to investing at least $50 million to upgrade cable systems in the state, bringing its robust video service offerings, its extensive programming choices, and its next generation entertainment operating system into the Hawaii market. Hawaiian Telcom filed comments with the FCC that conditions must be imposed if the merger is approved to ensure it will not stifle competition in paid video services and high-speed Internet markets, especially in Hawaii given our unique geographic location, and Time Warner Cable's dominant market position. We do not know when this proceeding will be concluded, whether it will be approved and if approved, what conditions will be approved or what impact it will have on the competitive marketplace.

  Other Federal and State Regulatory Proceedings

        The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2011, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. The rules were upheld on appeal in February 2013.

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

        In November 2013, the FCC adopted rules to improve the reliability and resiliency of 911 communications networks nationwide by requiring that 911 service providers take reasonable measures to provide reliable 911 service, as evidenced by an annual certification. Providers can comply with this requirement by either implementing certain industry-backed "best practices", or by implementing alternative measures that are reasonably sufficient to ensure reliable 911 service. As a 911 service provider, Hawaiian Telcom Inc., must be 50% compliant by October 2015 and 100% compliant by 2016 with the new 911 communications networks reliability and resiliency standards. We are assessing the impact of this order on Hawaiian Telcom, Inc., and are developing compliance plans.

        In November 2014, the FCC released a policy statement and issued a notice of rulemaking concerning the transition from the copper based Time Division Multiplexing (TDM) network to a fiber based Internet Protocol (IP) network. The FCC's intent is to address backup power requirements for consumers of IP-based voice and data services that replace the traditional telephony used to dial 911, to ensure consumers are informed about their choices when carriers retire legacy facilities (e.g., copper networks) and seek to discontinue legacy services (e.g., basic voice service), and to ensure continuance of competition by maintaining wholesale access to IP networks and services. We do not know when this proceeding will be concluded or what impact it will have on Hawaiian Telcom, Inc.'s transition to an IP network, and on the competitive market place.

  Environmental, Health and Safety Regulations

        We are subject to various environmental, health and safety laws and regulations that govern our operations and may adversely affect our costs. Some of our properties use, or may have used in the past, on-site facilities or underground storage tanks for the storage of hazardous materials that could create the potential for the release of hazardous substances or contamination of the environment. We cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance, although we have not currently identified any of our facilities as requiring material expenditures for environmental remediation or to achieve compliance with environmental regulations.

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

Item 1A.    Risk Factors

        You should carefully consider the risks described below as well as the other information contained in this Form 10-K. The risks described below are not the only risks facing us. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Relating to our Business

        Our business faces a variety of financial, operating and market risks, including the following:

Failures in our critical back-office systems and IT infrastructure or a breach of our data security systems could have a material adverse effect on our business and financial results.

        We operate our own back-office and IT infrastructure, including business processes, software applications (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems), and hardware that are vital to our operations. Failures in our back-office systems and IT infrastructure could have a material adverse effect on our business and financial results.

        In addition, we are subject to cyber and other data security risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by us in the normal course of business, as well as breaches in the technology that supports our communications network and other business processes. This risk may be heightened as we expand our managed services, data center services, and cloud-based services. We seek to detect and to prevent all security breaches, but, in some cases, we might be unaware of an incident or its magnitude and effect. Significant security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information; the theft, loss, damage, unauthorized use or publication of our customers' personally identifiable information, intellectual property and/or confidential business information; or the unauthorized use or disabling of our network elements. While we have technology and information security processes and disaster recovery data breach plans in place to mitigate these risks and respond to any incidents, there is no assurance these measures will be adequate. A loss of confidential or proprietary data or other data security breaches could materially and adversely affect our customers, employees and vendors, damage our reputation among customers and the public, disrupt operations, and subject us to possible financial losses, any of which could have a material adverse effect on the Company's financial condition and results of operations and our ability to expand our services.

A network disruption could cause delays or interruptions of service, which could cause us to lose customers.

        To be successful, we will need to continue to provide our customers with reliable and uninterrupted service over our expanded network. Disruptions in our service could occur as a result of events that are beyond our control. Some of the risks to our network and infrastructure include, without limitation:

  •
  physical damage to our transmission network including poles, cable and access lines;

  •
  widespread power surges or outages;

  •
  software defects in critical systems; and

  •
  damage intentionally or unintentionally inflicted by third parties upon the network or our other infrastructure.

        From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

We have made and expect to continue to make material capital expenditures in connection with improvements to our network and other facilities. Unforeseen increases in the amount of capital expenditures required to execute our current business plan could have a material adverse effect on our business and financial results.

        We have made and expect to continue to make a significant amount of capital expenditures to, among other things, enhance the capabilities of our network, enhance the functionality of our existing IT systems, and support the deployment of new products and services. We intend to fund these capital expenditures and expenses with operating cash flows and funds available to us under our credit facilities. Increases in the amount of capital expenditures and expenses required to upgrade our network and other facilities above those contemplated by our current business plan, could cause our cash flows and available financing to be insufficient to fund such capital expenditures and operating expenses and have a material adverse effect on our business and financial results.

We rely on several material outsourcing agreements to operate our business. The loss of certain of these agreements, or the failure of any third party to perform under certain of these agreements, could have a material adverse effect on our business and financial results.

        Several critical services necessary to operate our business are provided by third-party service providers. For example, we have entered into agreements with Accenture and other third parties for the provision of, among other things, critical printing, billing, and IT services.

        Upon expiration or termination of these agreements, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, favorable to us, or at all. The failure of these third-party service providers to satisfy their obligations under their agreements with us, without a suitable replacement, could have a material adverse effect on our business and financial results. Additionally, if these third-party service providers were to seek U.S. bankruptcy law protection, our agreements with such service providers, and such service providers' ability to provide the services under those agreements, could be adversely impacted, and although we may have a claim for damages against the bankruptcy estate, the claim may or may not be paid in the bankruptcy proceeding.

Our business is subject to extensive governmental regulation. Applicable legislation and regulations and changes to them could adversely affect our business and financial results.

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

        The "Connect America Fund" Order adopted by the FCC in November 2011 comprehensively reformed both the universal service program and intercarrier compensation and has had a significant impact on us. See "—Universal Service" above for a discussion of the impact of the Order on the universal service program, and "—Federal Framework for Intercarrier Compensation" above for a discussion on the impact of the Order on intercarrier compensation. Changes in other FCC policies under review also could have a significant impact on us by increasing our obligations and/or reducing our revenue.

        In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. Although it is too early to determine with any certainty how the order will affect our broadband services, the order could result in additional costs and reduced margins in our broadband business. See "Federal Regulatory Classification of Broadband and Internet Services".

        State government regulation also is a source of business uncertainty. We cannot predict whether state proceedings will be initiated or the possible outcome of such proceedings at this time.

A reduction by the HPUC or the FCC of the rates we charge our customers would reduce our revenues and could reduce our earnings.

        The rates we charge our local telephone customers are based, in part, on a rate-of-return authorized by the HPUC on capital invested in our network. These authorized rates, as well as allowable investment and expenses, are subject to review and change by the HPUC at any time. If the HPUC orders us to reduce our rates, our revenues would be reduced and our earnings also could be reduced absent corresponding reductions in costs or offsetting revenue increases in other segments. We cannot assure you that our rates will remain at their current levels. The HPUC order received in connection with the 2007 sale of our directories publishing business imposed a condition requiring the imputation of revenues. Specifically, a directory publishing revenue credit in the annual amount of $42.6 million per year must be added as regulated revenues into the calculation of Hawaiian Telcom, Inc.'s earnings from 2008 to 2022 in all future rate cases, alternative form of regulation proceedings, or other proceedings before the HPUC investigating Hawaiian Telcom, Inc.'s earnings or financial performance. This condition may adversely affect our ability to obtain rate increases in the future.

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

        The FCC approves tariffs for interstate access and subscriber line charges, both of which are components of our network access revenue. The FCC currently is considering whether to restrain special access pricing by carriers like us subject to price caps on interstate rates. The "Connect America Fund" Order that the FCC adopted in November 2011 reduces switched interstate access charges for carriers like us over a period of six years but allows us to recover some of the foregone revenue from our end users. It is possible we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

The telecommunications industry is increasingly competitive, and we may have difficulty competing effectively.

        All sectors of the telecommunications industry are competitive. Competition in the markets in which we operate could, among other things:

  •
  reduce our customer base;

  •
  require us to lower prices charged customers in order to compete; or

  •
  require us to increase marketing expenditures and the use of discounting and promotional campaigns.

Any of these events could have a material adverse effect on our business and financial results.

        Additionally, the pending merger of Comcast and Time Warner Cable, the two largest cable TV providers in the United States, could result in an increase in Oceanic's already aggressive competition in the Hawaii market for both video services and broadband internet access services.

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

        Next-Generation Television Service.    We launched our television service on the island of Oahu in July 2011. The market for television services in Hawaii is dominated by Oceanic. On the island of Oahu, approximately 73% of occupied households that subscribe to television service subscribe to Oceanic's cable service. There is no assurance we will be able to compete successfully against Oceanic. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Oceanic's such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

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

        The telecommunications industry is subject to rapid and significant changes in technology, frequent new product and service introductions and evolving industry standards which could reduce the competitiveness of our services. Adapting to technological developments could require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming to implement. If we fail to adapt successfully to technological changes or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers.

Our business may be adversely affected if we cannot continue to license or enforce the intellectual property rights on which our business depends.

        We rely on patent, copyright, trademark and trade secret laws and licenses and other agreements with our employees, customers, suppliers and other parties to establish and maintain our intellectual property rights in technology and the products and services used in our operations. Also, because of the rapid pace of technological change, we develop our own technologies, products and services and rely on technologies developed or licensed by third parties. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. In addition, claims of intellectual property infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even unsuccessful claims can be time-consuming and costly to defend and may divert management's attention and resources away from our businesses. In recent years, the number of intellectual property infringement claims has been increasing in the communications industry and this could negatively impact us as a company.

The geographic concentration of our operations in Hawaii make our business susceptible to local economic and regulatory conditions and consumer trends, and an economic downturn, recession or unfavorable legislative or regulatory action could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

        Substantially all of our customers and operations are located in Hawaii. Because of Hawaii's geographic isolation, the successful operation and growth of our businesses is dependent on favorable economic and regulatory conditions in the state. The Hawaii economy, in turn, is dependent upon many factors, including:

  •
  the level of government and military spending;

  •
  the development of the local financial services industry;

  •
  the legal, regulatory and political environment;

  •
  the strength of the Hawaii tourism industry, which is in turn dependent on economic conditions principally in the U.S. mainland, Asia and Canada;

  •
  the availability of skilled labor;

  •
  the continued growth in services industries; and

  •
  the absence of hurricanes or other natural disasters and terrorism incidents.

        The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu. Any adverse economic conditions affecting Oahu, or Hawaii generally, could materially impair our ability to operate our business. Labor shortages or increased labor costs in Hawaii could also have a material adverse effect on our business. We cannot assure you that we will be able to continue to hire and retain a sufficient labor force of qualified persons, or that future collective bargaining agreement negotiations will not result in significant increases in the cost of labor.

If the limitation on lump sum distributions under our union pension plan remains lifted, retirements of our experienced union employees could increase, which could have an adverse impact on our operations if we cannot timely hire and train replacements.

        Our union pension plan allows for lump sum distributions to employees who retire under certain circumstances. Since 2008, lump sum distributions have been limited to no more than 50% of the accrued amount, because of the funded status of the pension plan. If the funded status exceeds 80%, then the restrictions on lump sum distributions are lifted. In 2014, the funded status exceeded 80%, and a significant number of experienced union employees were eligible to retire and receive larger lump sum distributions. Although we have not experienced a significant number of employees retiring, if the restrictions on lump sum distributions remain lifted and a significant number of employees were to retire before we could hire and train their replacements, our operations could be materially and adversely impacted.

Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to fund our operations, make capital expenditures and repay our indebtedness.

        We currently have a material amount of net operating loss (NOL) carryforwards and so-called "built-in losses," all of which we intend to use in the future to reduce our federal and state taxable income. In the event that an "ownership change" were to occur with respect to our stock, it is possible that our ability to use our NOLs and built-in losses would become subject to an annual limitation. An ownership change could occur with respect to our stock merely as a result of one or more "5-percent shareholders" buying or selling our shares, even if no one person were to acquire a controlling percentage of our stock. Although we will monitor transfers of our stock, there can be no assurance that we will not suffer an ownership change with substantial adverse tax consequences.

Our indebtedness could adversely affect our financial condition.

        We have a significant amount of indebtedness in relation to our equity. We maintain a Term Loan in the amount of $296 million and a revolving credit facility in the amount of $30 million (Revolving Credit Facility), each with a first priority lien on all assets.

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

To service our indebtedness and fund capital expenditures, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

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

Restrictive covenants in the agreements governing our indebtedness restrict our ability to operate our business and pursue our business strategies, and a breach of such covenants may result in the acceleration of our long-term debt maturities.

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

Severe weather conditions and natural disasters which occur in Hawaii could have a material adverse effect on our operations and financial results.

        From time to time, Hawaii experiences severe weather conditions such as high winds and heavy rainfall, and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can disrupt our services and damage our property. Such disruptions in service and damage to property could materially decrease our revenues and materially increase our expenses. In 2014 alone, Hawaii experienced two hurricanes and a volcanic eruption which adversely affected our financial results. While these events did not have a material adverse effect on our operating results or financial condition, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from these types of events.

Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.

        Based on Schedules 13D and 13G filed by the respective holders, as of February 20, 2015, there are holders who own 5% or more of our outstanding common stock. Two of our stockholders collectively own approximately 40% of our outstanding common stock. These stockholders, acting together, may be able to determine the outcome of matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

        Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

Our success will depend on our ability to attract and retain qualified management and other personnel.

        Our success depends upon the talents and efforts of our senior management team. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Approximately half of our workforce is represented by a labor union and therefore subject to a collective bargaining agreement, which expires in 2018. The inability to enter into a new collective bargaining agreement on favorable terms could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

        As of December 31, 2014, approximately half of our employees were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") that expires in 2018. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in the Company's operating expenses or covered employees could strike or engage in other collective behaviors. If unionized workers were to engage in a strike, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Future renegotiation of these and other labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, pension plans, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 124 owned (including part-owned) and approximately 50 leased real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head- end equipment, coaxial distribution networks, routers and servers used in our telecommunications business, as well as a state-of-the-art data center facility with up to 6,500 square feet of data center capacity and room for expansion. See Item 1, "Business—Network Architecture and Technology." For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our Common Stock trades on The NASDAQ Stock Market under the symbol "HCOM". The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our New Common Stock for the period from January 1, 2013 through December 31, 2014:

	Market Price
	High	Low
2014
First Quarter	$29.43	$26.78
Second Quarter	$29.40	$25.08
Third Quarter	$29.00	$25.69
Fourth Quarter	$27.74	$25.93
2013
First Quarter	$23.24	$19.18
Second Quarter	$26.51	$22.85
Third Quarter	$27.89	$24.81
Fourth Quarter	$30.33	$26.46

Holders

        As of March 1, 2015, there were 22 holders of record of our Common Stock and approximately 1,600 beneficial owners.

Dividends

        We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

        Securities authorized for issuance under equity compensation plans as of December 31, 2014 included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders(1)	343,248	—	722,775

Total	343,248	—	722,775

(1)
The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock-based awards.

(2)
For performance-based restricted stock units granted in 2014, amounts reflected in this table assume payout in shares at 156.25% of target. The actual number of shares issued can range from 0% to 156.25% of target depending upon achievement of applicable performance goals.

Sale of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Stockholder Return Performance Graph

        The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor's (S&P) 500 Stock Index, and the NASDAQ Telecommunications Index for the period beginning December 21, 2010 (the date our Common Stock began trading) and ending December 31, 2014, assuming an initial investment of $100 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Hawaiian Telecom Holdco, Inc., S&P 500 and NASDAQ Telecommunications

	12/21/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/30/13	6/30/14	12/31/14
Hawaiian Telcom Holdco, Inc.	100.00	153.42	141.10	84.38	106.90	106.85	137.86	160.93	156.77	151.07
S&P 500	100.00	100.29	106.33	102.40	112.12	118.79	135.22	157.27	168.49	178.80
NASDAQ Telecommunications	100.00	100.70	95.56	89.45	84.88	94.35	109.02	120.09	127.30	133.91

        The foregoing performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included elsewhere in this annual report.

Selected Financial Data (dollars in thousands, except per share amounts)

	Successor(1)(2)					Predecessor(1)

	Year Ended December 31,				Period from November 1 to December 31, 2010	Period from January 1 to October 31, 2010

	2014	2013	2012	2011

Statements of income data:
Operating revenues	$390,739	$391,150	$385,498	$395,156	$66,759	$334,686
Depreciation and amortization	78,014	77,301	70,908	63,806	9,723	136,661
Operating income (loss)	30,471	41,771	45,856	51,138	7,981	(42,902)
Interest expense	16,496	18,875	22,183	25,339	4,329	23,398
Income tax provision (benefit)(4)	5,910	8,782	(91,382)	(1,341)	—	(346)
Net income(3)	8,099	10,488	109,982	26,155	3,129	185,794
Earnings per common share—
Basic	$0.76	$1.01	$10.74	$2.58	$0.31	$434.10

Diluted	$0.72	$0.95	$10.32	$2.41	$0.30	$434.10

Statements of cash flow data—net cash
provided by (used in):
Operating activities	$90,403	$76,961	$86,460	$79,219	$12,921	$48,909
Investing activities	(96,706)	(85,030)	(85,310)	(77,992)	(21,235)	(57,659)
Financing activities	(3,363)	(9,373)	(16,220)	(811)	—	2,161
Balance Sheets data (as of end of period):
Cash and cash equivalents	$39,885	$49,551	$66,993	$82,063	$81,647	$94,138
Property, plant and equipment, net	565,956	524,375	507,197	482,371	459,781	670,714
Total assets	801,968	778,015	785,092	661,772	646,036	1,103,969
Long-term debt(5)	292,423	294,679	295,410	300,000	300,000	1,097,369
Stockholders' equity (deficiency)	304,534	313,012	276,860	136,196	178,792	(262,796)

(1)
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

(2)
The Company acquired SystemMetrics Corporation on September 30, 2013 and Wavecom Solutions Corporation on December 31, 2012. The results of operations are included in the above financial information from the acquisition date. A further description of the acquisitions along with pro forma financial information is included in Note 3 to the consolidated financial statements.

(3)
The net income for the period from January 1 to October 31, 2010, for the period November 1 to December 31, 2010 and for the year ended December 31, 2011 includes gain (charges) for reorganization items amounting to $251.7 million, ($0.5) million and ($1.1) million, respectively.

(4)
As of December 31, 2012, the Company released its valuation allowance resulting in an income tax benefit of $91.4 million for the year ended December 31, 2012. Refer to Note 10 to the consolidated financial statements for further information.

(5)
Long-term debt includes the current portion.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

        In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, "we," "us" or the "Company" refers, collectively, to Hawaiian Telcom Holdco, Inc. and its subsidiaries.

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with Item 6, "Selected Financial Data" and our consolidated financial statements and related notes thereto included elsewhere in this annual report. We undertake no obligation to update publicly any forward looking statements for any reason even if new information becomes available or other events occur in the future.

Segments and Sources of Revenue

        We operate in two reportable segments (telecommunication and data center colocation) based on how resources are allocated and performance is assessed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer.

        Prior to the acquisition of SystemMetrics on September 30, 2013, we did not have data center colocation operations. Hence, we were in a single segment prior to September 30, 2013 under our current reportable segment structure.

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

        Video Services—Our video services marketed as Hawaiian Telcom TV is an advanced entertainment service.

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

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Operating Revenues

        The following tables summarize our volume information (lines or subscribers) as of December 31, 2014, 2013 and 2012, and our operating revenues for the years ended December 31, 2014, 2013 and 2012.

        Prior to 2014, revenues from business VoIP customers for equipment usage and other ancillary services were classified as other revenue. Because all of these revenues relate to providing local telephone service to the customer, they are now presented as local voice services. Comparative information for 2013 has been modified to conform to the 2014 presentation. Information for 2012 has not been changed as the amount of VoIP revenue was not significant at that time.

Volume Information

	December 31,			2014 vs. 2013 Change		2013 vs. 2012 Change
	2014	2013	2012	Number	Percentage	Number	Percentage
Voice access
lines
Residential	169,488	186,415	203,330	(16,927)	(9.1)%	(16,915)	(8.3)%
Business(1)	188,534	193,027	185,142	(4,493)	(2.3)%	7,885	4.3%
Public	3,830	4,155	4,405	(325)	(7.8)%	(250)	(5.7)%

	361,852	383,597	392,877	(21,745)	(5.7)%	(9,280)	(2.4)%

High-Speed
Internet lines
Residential	92,875	91,437	88,016	1,438	1.6%	3,421	3.9%
Business	19,589	19,320	18,575	269	1.4%	745	4.0%
Wholesale	814	963	1,020	(149)	(15.5)%	(57)	(5.6)%

	113,278	111,720	107,611	1,558	1.4%	4,109	3.8%

Long distance
lines
Residential	107,342	117,282	126,551	(9,940)	(8.5)%	(9,269)	(7.3)%
Business(1)	77,899	79,496	74,781	(1,597)	(2.0)%	4,715	6.3%

	185,241	196,778	201,332	(11,537)	(5.9)%	(4,554)	(2.3)%

Video
Subscribers	28,124	18,393	9,829	9,731	52.9%	8,564	87.1%

Homes Enabled	160,000	120,000	65,000	40,000	33.3%	55,000	84.6%

(1)
Beginning in 2013, the business voice access lines and business long distance lines include the acquired Wavecom lines. There were 9,400 business voice access line and 5,500 business long distance lines for Wavecom as of December 31, 2013.

2014 compared to 2013

Operating Revenues (dollars in thousands)

	For the Year Ended December 31,		Change
	2014	2013	Amount	Percentage
Telecommunications
Local voice services	$131,412	$138,763	$(7,351)	(5.3)%
Network access services
Business data	26,210	25,392	818	3.2%
Wholesale carrier data	57,771	59,529	(1,758)	(3.0)%
Subscriber line access charge	35,654	37,739	(2,085)	(5.5)%
Switched carrier access	5,790	7,698	(1,908)	(24.8)%

	125,425	130,358	(4,933)	(3.8)%

Long distance services	22,654	24,733	(2,079)	(8.4)%
High-Speed Internet	43,419	39,800	3,619	9.1%
Video	23,810	13,012	10,798	83.0%
Equipment and managed services	19,324	26,994	(7,670)	(28.4)%
Wireless	2,128	2,713	(585)	(21.6)%
Other	11,830	12,589	(759)	(6.0)%

	380,002	388,962	(8,960)	(2.3)%
Data center colocation	10,737	2,188	8,549	NA

	$390,739	$391,150	$(411)	(0.1)%

Channel
Business	$169,042	$170,882	$(1,840)	(1.1)%
Consumer	146,714	141,234	5,480	3.9%
Wholesale	63,561	66,206	(2,645)	(4.0)%
Other	11,422	12,828	(1,406)	(11.0)%

	$390,739	$391,150	$(411)	(0.1)%

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

        Business data revenue for the year ended December 31, 2014 increased when compared to the prior year primarily because of business win-backs and increasing bandwidth needs from our customers. Wholesale carrier revenue decreased, in part, because of one-time service termination and other fees amounting to $0.8 million in 2013. In addition, certain carriers have replaced older legacy circuits with more cost effective alternatives. The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges. Switched carrier access revenue is also adversely impacted by reduced switched access rates in conjunction with revised regulatory regime for intercarrier compensation (see "Regulation").

        The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

        HSI revenues increased when compared to the prior year primarily because of improved revenue per subscriber with increased bandwidth offerings.

        We are continuing the roll out Hawaiian Telcom TV to selected areas as we expand the number of homes enabled and ensure delivery of superior service and an ongoing excellent customer experience. Our volume is ramping up as more homes become enabled for video service. We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

        Equipment and managed services sales have decreased because of a decline in the sales and installations of customer premise equipment for certain large institutional customers during 2014 compared to 2013. Revenue from equipment sales varies from period to period based on the volume of large installation projects. The volume of such projects has declined recently as customers chose more hosted solutions in lieu of purchasing equipment. The outlook for future periods is uncertain.

        Wireless revenues declined as there has been a reduction in marketing effort as we focus on other products.

        Other services revenue for the year ended December 31, 2014 is comparable to the prior year.

        Data center revenues were recognized beginning in the fourth quarter of 2013 with the acquisition of SystemMetrics on September 30, 2013.

2013 compared to 2012

Operating Revenues (dollars in thousands)

	For the Year Ended December 31,		Change
	2013	2012	Amount	Percentage
Telecommunications
Local voice services	$138,763	$141,352	$(2,589)	(1.8)%
Network access services
Business data	25,392	18,946	6,446	34.0%
Wholesale carrier data	59,529	63,192	(3,663)	(5.8)%
Subscriber line access charge	37,739	38,885	(1,146)	(2.9)%
Switched carrier access	7,698	8,883	(1,185)	(13.3)%

	130,358	129,906	452	0.3%

Long distance services	24,733	27,959	(3,226)	(11.5)%
High-Speed Internet	39,800	36,323	3,477	9.6%
Video	13,012	4,883	8,129	166.5%
Equipment and managed services	26,994	31,418	(4,424)	(14.1)%
Wireless	2,713	3,336	(623)	(18.7)%
Other	12,589	10,321	2,268	22.0%

	388,962	385,498	3,464	0.9%
Data center colocation	2,188	—	2,188	NA

	$391,150	$385,498	$5,652	1.5%

Channel
Business	$170,882	$163,923	$6,959	4.2%
Consumer	141,234	137,765	3,469	2.5%
Wholesale	66,206	71,673	(5,467)	(7.6)%
Other	12,828	12,137	691	5.7%

	$391,150	$385,498	$5,652	1.5%

        The decrease in local voice services revenues was caused primarily by the decline of $7.9 million of voice access lines. This was offset by $3.7 million of revenue from Wavecom customers acquired in December 2012. The decline in voice access lines from 2012 to 2013 was caused by the same factors discussed previously for the decline from 2013 to 2014.

        Business data revenue for the year ended December 31, 2013 increased when compared to the prior year primarily because of $5.1 million of revenue from Wavecom customers acquired in December 2012 as well as growth from customer win-backs and increasing bandwidth needs from our customers. Wholesale carrier revenue decreased because of revenues received from Wavecom in 2012 which we no longer recognize because Wavecom is a wholly-owned subsidiary. In addition, the impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.

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

        The increase in video revenue for 2013 compared to 2012 was because of the ramp up in Hawaiian Telcom TV subscribers.

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

Operating Costs and Expenses

2014 compared to 2013

        The following table summarizes our costs and expenses for 2014 compared to the costs and expenses for 2013 (dollars in thousands):

	For the Year Ended December 31,		Change
	2014	2013	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$166,280	$163,749	$2,531	1.5%
Selling, general and administrative expenses	115,974	114,875	1,099	1.0%
Gain on sale of property	—	(6,546)	6,546	NA
Depreciation and amortization	78,014	77,301	713	0.9%

	$360,268	$349,379	$10,889	3.1%

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

        The Company's total headcount as of December 31, 2014 was 1,361 compared to 1,388 as of December 31, 2013. Employee related costs are included in both cost of revenues and selling, general and administrative expenses. As the change in headcount was less than one percent, it did not significantly impact results for 2014 as compared to 2013.

        Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of goods sold directly associated with various products. Costs of revenues for the year ended December 31, 2014 increased when compared to the prior year period because of higher wages, including earn-out, for SystemMetrics of $2.5 million as SystemMetrics was newly acquired on September 30, 2013.

        Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The increase for the year ended December 31, 2014 compared to the prior year period was because of additional advertising expense of $2.0 million for the promotion of Hawaiian Telcom TV. This was offset by an increase in pension income of $1.2 million with higher earnings on trust fund assets.

        In 2013, we sold a parcel of land and warehouse not actively used in our operations for a purchase price, as amended, of $13.9 million. A gain on the sale of $6.5 million was recognized in 2013. The Hawaii Public Utilities Commission ("HPUC") approval of the sale requires we spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the balance of the sales price to be used for improvement to our broadband network.

        Depreciation and amortization increased because of new property additions placed into service.

2013 compared to 2012

        The following table summarizes our costs and expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 (dollars in thousands).

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

        The increase in selling, general and administrative expenses was because of increased gross receipt taxes of $1.9 million as there were beneficial settlements related to such taxes in 2012 as we were able to settle certain gross receipts taxes with taxing authorities for amounts less than originally anticipated. In addition, rent expense increased $1.2 million related to Wavecom and SystemMetrics operations. There was also a $2.7 million increase in bad debt expense as the prior year included a one-time benefit from the settlement of our preexisting relationship with Wavecom.

        In 2013, we sold a parcel of land and warehouse for a gain on the sale of $6.5 million.

        Depreciation and amortization increased because of new property additions placed into service.

Other Income and (Expense)

2014 compared to 2013

        The following table summarizes other income (expense) for the years ended December 31, 2014 and 2013 (dollars in thousands).

	For the Year Ended December 31,		Change
	2014	2013	Amount	Percentage
Interest expense, net	$(16,496)	$(18,875)	$2,379	–12.6%
Loss on early extinguishment of debt	—	(3,660)	3,660	–100.0%
Interest income and other	34	34	—	0.0%

	$(16,462)	$(22,501)	$6,039	–26.8%

        Interest expense decreased primarily because of the lower interest rates on the debt which was refinanced in the second quarter of 2013. Interest capitalized amounted to $1.1 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

        In connection with the refinancing of debt in the second quarter of 2013, we incurred charges of $3.7 million which consisted of the loss on the repayment of the old debt and certain refinancing costs.

2013 compared to 2012

        The following table summarizes other income (expense) for the years ended December 31, 2013 and 2012 (dollars in thousands).

	For the Year Ended December 31,		Change
	2013	2012	Amount	Percentage
Interest expense, net	$(18,875)	$(22,183)	$3,308	–14.9%
Loss on early extinguishment of debt	(3,660)	(5,112)	1,452	–28.4%
Interest income and other	34	59	(25)	–42.4%

	$(22,501)	$(27,236)	$4,735	–17.4%

        Interest expense decreased primarily because of the lower interest rates on the refinanced debt. Interest capitalized amounted to $1.2 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively. The decline in interest capitalized was because of a lower volume of projects in progress.

        In connection with the refinancing of debt in the second quarter of 2013 and in the first quarter of 2012, we incurred charges of $3.7 million and $5.1 million, respectively, which consisted of the loss on the repayment of the old debt and certain refinancing costs.

Income Tax

        We had effective tax rates of 42.2% and 45.6% for the years ended December 31, 2014 and 2013, respectively. The income tax provision for the year ended December 31, 2013 included additional income tax for items identified when the 2012 income tax return was filed in September 2013 and a valuation allowance on certain charitable contribution carry forward items. We consider a variety of factors in determining the effective tax rate, including the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

        Prior to December 31, 2012, we had maintained a full valuation allowance over our net deferred income tax assets. This situation resulted from our having a short history as a new entity (post Chapter 11). As a result of our continued positive annual earnings, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that we would realize our deferred income tax assets, and therefore, we released our valuation allowance as of December 31, 2012. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of our deferred income tax assets.

        As of December 31, 2014, net operating losses available for carry forward through 2034 amounted to $105.9 million for federal purposes and $113.1 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership.

Liquidity and Capital Resources

        As of December 31, 2014, we had cash of $39.9 million. From an ongoing operating perspective, our cash requirements going into 2015 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

        We have continued to take actions to conserve cash and improve liquidity. Efforts have also been taken to generate further operating efficiencies and focus on expense management. We have focused on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities. There can be no assurance that these additional actions will result in improved overall cash flow. We continue to have sizable retirement obligations for our existing employee base. Any sustained declines in the value of pension trust assets or relatively high levels of pension lump sum benefit payments will increase the magnitude of future plan contributions. For the year ended December 31, 2014, the pension plan projected benefit obligation increased, in part, because of use of a revised mortality table reflecting longer lives.

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

        Net cash provided by operations amounted to $90.4 million for 2014. Net cash provided by operations amounted to $77.0 million for 2013. Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities. Our results of operations are discussed above. The increase in cash provided by operations was because of improved management of working capital. This included increased accounts payable as of December 31, 2014 as we took advantage of slightly extended payment terms.

        Net cash provided by operations amounted to $77.0 million and $86.5 million for the years ended December 31, 2013 and 2012, respectively. The decrease in cash provided by operations was because of working capital demands.

        Cash used in investing activities included capital expenditures of $96.7 million and $86.3 million for the years ended December 31, 2014 and 2013, respectively. The increase was because of continued emphasis of building out of our next generation network to support new products such as Hawaiian Telcom TV as well as higher speed internet. The level of capital expenditures for 2015 is expected to be comparable to 2014 as we continue to invest in systems to support new product introductions and transform our network to enable next-generation technologies such as Hawaiian Telcom TV.

        Cash used in investing activities was comparable for the years ended December 31, 2013 and 2012 amounting to $85.0 million and $85.3 million, respectively.

        Cash used in financing activities for the year ended December 31, 2014 include installment financing and debt repayment activity. Cash used in financing activities for the years ended December 31, 2013 and 2012 includes the impact of the 2013 and 2012 refinancing of our debt.

        In 2014, we sold most of our radio towers for $2.9 million. The sale agreement includes a leaseback by us for a minimum of 10 years to allow us to continue to use the towers for radio equipment. We accounted for the sale as a financing transaction.

Outstanding Debt and Financing Arrangements

        As of December 31, 2014, we had outstanding $296.1 million in aggregate long-term debt and an undrawn $30.0 million revolving line of credit.

        Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2014: interest coverage with maximum allowed ratio of 4.50:1 of earnings before interest, taxes, depreciation and amortization to interest expense; leverage with maximum allowed ratio of 3.00:1 of indebtedness to earnings before interest, taxes, depreciation and amortization, as defined; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2014.

        On June 6, 2013, we refinanced the existing term debt with a six year term loan. With our debt structure, we do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

        The following table sets forth our long-term debt and contractual obligations for the next several years. Pension funding obligations are based on known fixed funding. Supplier contract commitments include those related to the trans-Pacific submarine cable (see Note 14 to the consolidated financial statements). Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

	2015	2016 to 2017	2018 and 2019	2020 and Thereafter	Total
Term loan facility	$3,000	$6,000	$287,138	$—	$296,138
Debt interest	14,751	29,051	21,395	—	65,197
Pension funding obligations	10,047	—	—	—	10,047
Operating leases	2,405	3,998	3,402	8,167	17,972
Supplier contracts	21,080	23,727	—	—	44,807
Other installment contracts	3,176	2,700	1,870	9,872	17,618

Total	$54,459	$65,476	$313,805	$18,039	$451,779

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

        Goodwill subject to impairment testing at December 31, 2014 amounted to $10.5 million for the data center colocation reporting unit and $1.6 million for the telecommunications unit. For both reporting units the fair value of the reporting unit was above the carrying value by a sufficient margin to conclude there is no impairment in goodwill at this time or will be in the near term. Significant assumptions which are reasonably possible of changing in future periods relate to control premiums used for the market capitalization approach, and to projection of future cash flows for determination of the reporting unit value for goodwill impairment evaluation and the company wide cash flows for purposes of the brand name impairment evaluation. For the brand name intangible assets, future cash flows were estimated using a relief of royalty method using an assumed royalty rate of one percent applied to projected revenues. In addition, the discount rates used are based on the estimated weighted average cost of capital which is subject to change based on various economic factors.

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

Employee-Related Benefits

        We incur certain employee-related costs associated with pensions and post-retirement health care benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. Different estimates could result in our recognizing different amounts of expense over different time periods. For example, during the year ended December 31, 2014 the increase in the expected remaining lives of plan participants resulted in increased employee benefit obligations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2014, our floating rate obligations consisted of $296.1 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2014 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2014.

        The Company's independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company's internal control over financial reporting. The reports of the independent registered public accounting firm are included in this Annual Report on Form 10-K on the following pages.

/s/ ERIC K. YEAMAN Eric K. Yeaman Chief Executive Officer March 12, 2015	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 12, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hawaiian Telcom Holdco, Inc.
Honolulu, Hawaii

        We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
March 12, 2015

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Operating revenues	$390,739	$391,150	$385,498

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	166,280	163,749	160,226
Selling, general and administrative	115,974	114,875	108,508
Gain on sale of property	—	(6,546)	—
Depreciation and amortization	78,014	77,301	70,908

Total operating expenses	360,268	349,379	339,642

Operating income	30,471	41,771	45,856

Other income (expense):
Interest expense, net	(16,496)	(18,875)	(22,183)
Loss on early extinguishment of debt	—	(3,660)	(5,112)
Interest income and other	34	34	59

Total other expense	(16,462)	(22,501)	(27,236)

Income before income tax provision (benefit)	14,009	19,270	18,620
Income tax provision (benefit)	5,910	8,782	(91,362)

Net income	$8,099	$10,488	$109,982

Net income per common share—
Basic	$0.76	$1.01	$10.74

Diluted	$0.72	$0.95	$10.32

Weighted average shares used to compute net income per common share—
Basic	10,591,351	10,337,339	10,242,573

Diluted	11,308,051	11,093,931	10,660,647

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$8,099	$10,488	$109,982

Other comprehensive income (loss), net of tax—
Unrealized holding losses arising during period	(4)	(24)	(3)
Retirement plan gain (loss)	(31,124)	38,459	11,490
Net tax benefit (cost) on other comprehensive income	11,897	(14,701)	17,581

Other comprehensive income (loss), net of tax—	(19,231)	23,734	29,068

Comprehensive income (loss)	$(11,132)	$34,222	$139,050

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$39,885	$49,551
Receivables, net	32,662	34,521
Material and supplies	9,337	15,939
Prepaid expenses	3,598	3,724
Deferred income taxes	6,840	8,146
Other current assets	3,481	2,851

Total current assets	95,803	114,732
Property, plant and equipment, net	565,956	524,375
Intangible assets, net	37,328	40,225
Goodwill	12,104	12,104
Deferred income taxes	81,626	75,274
Other assets	9,151	11,305

Total assets	$801,968	$778,015

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	50,499	40,228
Accrued expenses	19,399	18,787
Advance billings and customer deposits	14,686	16,122
Other current liabilities	6,790	6,412

Total current liabilities	94,374	84,549
Long-term debt	289,423	291,679
Employee benefit obligations	99,366	80,321
Other liabilities	14,271	8,454

Total liabilities	497,434	465,003

Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value of $0.01 per share, 245,000,000
shares authorized and 10,673,292 and 10,495,856 shares issued and
outstanding at December 31, 2014 and 2013, respectively	107	105
Additional paid-in capital	170,521	167,869
Accumulated other comprehensive loss	(23,947)	(4,716)
Retained earnings	157,853	149,754

Total stockholders' equity	304,534	313,012

Total liabilities and stockholders' equity	$801,968	$778,015

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$8,099	$10,488	$109,982
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	78,014	77,301	70,908
Loss on early extinguishment of debt	—	3,660	5,112
Gain on sale of property	—	(6,546)	—
Employee retirement benefits	(12,078)	(13,224)	(11,933)
Provision for uncollectibles	3,590	3,455	716
Stock based compensation	4,174	2,736	1,872
Deferred income taxes	6,851	9,617	(90,827)
Changes in operating assets and liabilities:
Receivables	(1,731)	(3,409)	(724)
Material and supplies	(386)	(4,587)	(3,161)
Prepaid expenses and other current assets	(504)	456	(1,109)
Accounts payable and accrued expenses	3,882	(6,518)	3,255
Advance billings and customer deposits	(1,436)	138	424
Other current liabilities	(296)	812	269
Other, net	2,224	2,582	1,676

Net cash provided by operating activities	90,403	76,961	86,460

Cash flows from investing activities:
Capital expenditures	(96,706)	(86,290)	(77,713)
Acquisitions, net of cash acquired	—	(11,858)	(8,343)
Proceeds on sale of property	—	13,118	—
Proceeds on sale of investments	—	—	746

Net cash used in investing activities	(96,706)	(85,030)	(85,310)

Cash flows from financing activities:
Repayment of debt including premium	(3,000)	(303,083)	(306,750)
Proceeds from borrowing	—	298,500	295,500
Loan refinancing costs	—	(3,442)	(4,130)
Proceeds from installment financing	4,336	—	—
Repayments of capital lease and installment financing	(3,179)	(542)	(582)
Taxes paid related to net share settlement on equity awards	(1,520)	(806)	(258)

Net cash used in financing activities	(3,363)	(9,373)	(16,220)

Net change in cash and cash equivalents	(9,666)	(17,442)	(15,070)
Cash and cash equivalents, beginning of year	49,551	66,993	82,063

Cash and cash equivalents, end of year	$39,885	$49,551	$66,993

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2012	10,190,526	$102	$164,328	$(57,518)	$29,284	$136,196
Stock based compensation	—	—	1,872	—	—	1,872
Exercise of warrant	17	—	—	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	101,354	1	(259)	—	—	(258)
For the year ended December 31, 2012:
Net income	—	—	—	—	109,982	109,982
Other comprehensive income, net of tax	—	—	—	29,068	—	29,068

Balance, December 31, 2012	10,291,897	103	165,941	(28,450)	139,266	276,860
Stock based compensation	—	—	2,736	—	—	2,736
Exercise of warrant	117,784	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	86,175	1	(807)	—	—	(806)
For the year ended December 31, 2013:
Net income	—	—	—	—	10,488	10,488
Other comprehensive income, net of tax	—	—	—	23,734	—	23,734

Balance, December 31, 2013	10,495,856	105	167,869	(4,716)	149,754	313,012
Stock based compensation	—	—	4,174	—	—	4,174
Exercise of warrant	73,422	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	104,014	1	(1,521)	—	—	(1,520)
For the year ended December 31, 2014:
Net income	—	—	—	—	8,099	8,099
Other comprehensive loss, net of tax	—	—	—	(19,231)	—	(19,231)

Balance, December 31, 2014	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

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

        For long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

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

Taxes Collected from Customers

        The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company's reported operating revenues and selling, general and administrative expenses. Such amounts represent primarily Hawaii state general excise

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

taxes and HPUC fees. Such taxes and fees amounted to $7.5 million, $7.4 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2014 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

        Accounts payable included $21.2 million and $14.2 million at December 31, 2014 and 2013, respectively, for additions to property, plant and equipment.

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

Property and Depreciation

        Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets are as follows: building—18 to 34 years; cable and wire—11 to 37 years; switching and circuit equipment—6 to 15 years; and other property—4 to 17 years.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expense amounted to $6.1 million, $4.0 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Based Compensation

        The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of restricted stock units is generally based on the closing price of the Company's common stock on the date of grant. The fair value of market-based stock awards is estimated using a statistical pricing model as of the date of grant. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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

	For the Year Ended December 31,
	2014	2013	2012
Basic earnings per share—weighted average shares	10,591,351	10,337,339	10,242,573
Effect of dilutive securities:
Employee and director restricted stock units	143,787	163,101	112,510
Warrants	572,913	593,491	305,564

Diluted earnings per share—weighted average shares	11,308,051	11,093,931	10,660,647

        The computation of weighted average dilutive shares outstanding excluded restricted stock units to acquire 7,511 shares of common stock for the year ended December 31, 2012. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company's common stock for the period presented. Therefore, the effect would be anti-dilutive. For the years ended December 31, 2014 and 2013, the restricted stock units excluded were not significant.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which provides guidance for revenue recognition. The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for the Company in the first quarter of 2017 and either full retrospective or modified retrospective adoption is permitted. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company's financial position, results of operations and cash flows.

        In August 2014, the FASB issued an accounting standard with new guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management's mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity's ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adoption of this accounting standard.

3. Acquisitions

SystemMetrics Corporation

        On September 30, 2013, the Company completed its acquisition for all the voting stock of SystemMetrics Corporation ("SystemMetrics") for $16.3 million in cash, net of cash acquired and purchase price adjustments. Of the total purchase price, $11.9 million was paid at closing of the purchase with the balance subject to an earn-out over a three year period. Payment of the earn-out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics' key executive. For financial reporting purposes, the earn-out is accounted for as compensation expense as earned. For the year ended December 31, 2014, the earn-out amounted to $1.1 million.

        SystemMetrics provides virtual and physical data center colocation services in the State of Hawaii along with other telecommunication services that are complementary to the Company's operations. Transaction costs amounted to $0.9 million, were primarily professional fees and were recognized as general and administrative expenses as incurred in 2013.

        The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values, which estimates and assumptions were subject to change within the measurement period. The measurement period was considered closed as of June 30, 2014. The excess of the purchase price over the fair values was recorded as goodwill.

        In 2013, subsequent to the measurement date and within the measurement period, the Company obtained new information related to tax basis that allowed for refinements to provisional amounts. The

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

measurement period adjustments did not have a significant impact on the Company's consolidated statements of income for the year ended December 31, 2013. There were no changes made to the allocation of the purchase price in 2014. The adjustments in 2013 were as follows (dollars in thousands):

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

        The fair value of property, plant and equipment was based on the highest and best use of the specific properties. To determine fair value, the Company considered and applied primarily the cost approach. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices with adjustments to the value for physical deterioration, functional obsolescence and economic obsolescence. The fair value of intangible assets including the trade name and customer relationship intangibles were based on discounted cash flows from projections of results of operations for SystemMetrics. The fair value of liabilities assumed was based on the present value of the expected future cash flows.

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

        The following unaudited pro forma results of operations are provided for the years ended December 31, 2013 and 2012 as if the acquisition of SystemMetrics occurred on January 1, 2012. The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of SystemMetrics. Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the 2013 to the 2012 period.

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

Wavecom Solutions Corporation

        On December 31, 2012, the Company completed its acquisition for all the voting stock of Wavecom Solutions Corporation ("Wavecom") for $8.7 million in cash, net of cash acquired and final purchase adjustments. Wavecom provides telecommunication services in the State of Hawaii which are complementary to the Company's operations. Transaction costs amounted to $0.8 million in 2012, were primarily professional fees and were recognized as general and administrative expenses as incurred.

        The Company followed the acquisition method of accounting and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their provisional fair values. The excess of the purchase price over those fair values was recorded as goodwill. During the measurement period, the Company recognized adjustments to the preliminary purchase price allocation based on new information as to the existence and value of certain assets and liabilities. The measurement period adjustments did not have a significant impact on the Company's consolidated

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

statements of income for the year ended December 31, 2013. The following table summarizes the assets acquired and the liabilities assumed (dollars in thousands):

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

        The following unaudited pro forma results of operations are provided for the year ended December 31, 2012 as if the acquisition of Wavecom occurred on January 1, 2011. The pro forma

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of Wavecom. Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the year ended December 31, 2012 to the year ended December 31, 2011.

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

        The pro forma results are as follows (dollars in thousands):

Year Ended December 31, 2012
Revenues	$394,159
Net income	106,124

4. Receivables

        Receivables consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Customers and other	$36,417	$38,463
Allowance for doubtful accounts	(3,755)	(3,942)

	$32,662	$34,521

        The Company grants credit to customers in the normal course of business. At December 31, 2014 and 2013, the Company did not have customer balances representing more than 10% of total receivables. During the years ended December 31, 2014, 2013 and 2012, the Company had no customers that represented more than 10% of total revenues.

        The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

	Beginning Balance	Additional Charges to Costs and Expenses	Deductions from Allowance	Ending Balance
January 1 to December 31, 2014	$3,942	$3,590	$(3,777)	$3,755
January 1 to December 31, 2013	2,631	3,455	(2,144)	3,942
January 1 to December 31, 2012	2,924	716	(1,009)	2,631

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Receivables (Continued)

        In the summary above, the additional charges to costs and expenses for the year ended December 31, 2012 is net of a $4.0 million settlement gain relating to the preexisting relationship with Wavecom.

5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Land	$67,278	$67,278
Buildings	110,852	107,273
Central office equipment	177,283	149,940
Outside communications plant	334,179	290,201
Furniture, vehicles and other equipment	60,290	42,613
Construction in progress	28,214	24,557
Software	54,635	42,645
Other	10,858	4,857

	843,589	729,364
Less accumulated depreciation	277,633	204,989

Total property, plant and equipment, net	$565,956	$524,375

        Depreciation expense amounted to $75.1 million, $74.5 million and $68.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In 2014, the Company sold most of its radio towers for $2.9 million. The sale agreement includes a leaseback by the Company for a minimum of 10 years to allow it to continue to use the towers for radio equipment. The Company accounted for the sale as a financing transaction with the proceeds recognized primarily in other noncurrent liabilities.

        In February 2013, the Company entered into an agreement to sell a parcel of land and warehouse not actively used in the Company's operations for a purchase price, as amended, of $13.9 million. The sale was subject to due diligence by the buyer and approval of the HPUC. The HPUC approval was received in May 2013 and the sale was consummated in June 2013. The net proceeds, net of commissions and other costs paid through escrow of $0.8 million, amounted to $13.1 million. A gain on the sale of $6.5 million was recognized in 2013 as management concluded the land sold was not grouped with the assets subject to the composite depreciation method. The HPUC approval requires the Company to spend $0.3 million on training employees on broadband telecommunication deployment and operation. In addition, the HPUC approval provides for the Company to make improvements to its broadband network in an amount equal to the net proceeds less the training cost commitment. The training expenses and network capital spending are recognized as the costs are incurred.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$21,709	$11,799	$9,910	$21,709	$8,983	$12,726
Trade name and other	320	202	118	320	121	199

	22,029	12,001	10,028	22,029	9,104	12,925

Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300

	27,300	—	27,300	27,300	—	27,300

	$49,329	$12,001	$37,328	$49,329	$9,104	$40,225

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

        Amortization expense amounted to $2.9 million, $2.8 million and $2.7 million for the years ended December 31 2014, 2013 and 2012, respectively. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2015	$2,498
2016	2,101
2017	1,703
2018	1,308
2019	930
Thereafter	1,488

$10,028

        In conjunction with the acquisition of SystemMetrics, the Company recognized goodwill of $10.5 million which is attributed to the data center colocation segment. In conjunction with the

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Other Intangible Assets (Continued)

acquisition of Wavecom, the Company adjusted the carrying value of goodwill in 2013 as further discussed in Note 3. The revised goodwill amounted to $1.6 million and is included in the telecommunications segment.

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Salaries and benefits	$15,910	$15,160
Interest	2,550	2,576
Other taxes	939	1,051

	$19,399	$18,787

        Other current liabilities consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Other postretirement benefits, current	$2,660	$2,611
Installment financing contracts, current	2,787	1,508
Other	1,343	2,293

	$6,790	$6,412

8. Long-Term Debt

        Long-Term debt consists of the following (dollars in thousands):

			December 31,
	Interest Rate at December 31, 2014	Final Maturity
			2014	2013
Term loan	5.00%	June 6, 2019	$296,138	$299,138
Original issue discount			(3,715)	(4,459)

			292,423	294,679
Current			3,000	3,000

Noncurrent			$289,423	$291,679

        The term loan outstanding at December 31, 2014 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%. The Company has selected the Eurocurrency rate as of December 31, 2014 resulting in an interest rate at 5.00% as of that date.

        The term loan provides for interest payments no less than quarterly. In addition, quarterly principal payments of $0.8 million are required. The balance of the loan is due at maturity on June 6,

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

2019. The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined. The percent of excess cash flow required is dependent on the Company's leverage ratio. The excess cash flow payment for the year ended December 31, 2012 amounted to $2.1 million and was paid in March 2013. No excess cash flow payments are or were due for the years ended December 31, 2014 and 2013. The Company must also make prepayments on loans in the case of certain events such as large asset sales.

        The Company has a revolving credit facility which matures on October 3, 2015. The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended December 31, 2014 and 2013. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company's option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company's leverage, as defined in the agreement, at the time of the borrowing.

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

Capitalized Interest

        Interest capitalized by the Company amounted to $1.1 million, $1.2 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Maturities

        The annual requirements for principal payments on long-term debt as of December 31, 2014 are as follows (dollars in thousands):

Year Ended December 31,
2015	$3,000
2016	3,000
2017	3,000
2018	3,000
2019	284,138

$296,138

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits December 31,		Other Postretirement Benefits December 31,
	2014	2013	2014	2013
Change in projected benefit obligation:
Obligation at beginning of period	$220,330	$245,211	$50,988	$53,630
Service cost	—	—	897	1,047
Interest cost	8,844	8,344	2,384	2,089
Actuarial (gain) loss	26,643	(16,236)	7,239	(4,044)
Benefits paid	(7,312)	(16,989)	(1,678)	(1,734)

Obligation at end of period	248,505	220,330	59,830	50,988

Change in plan assets:
Fair value of plan assets at beginning of period	188,386	164,426	—	—
Actual return on plan assets	15,562	29,056	—	—
Employer contributions	9,673	11,893	1,678	1,734
Benefits paid	(7,312)	(16,989)	(1,678)	(1,734)

Fair value of plan assets at end of period	206,309	188,386	—	—

Funded status:
Plan assets less than projected benefit obligation	$(42,196)	$(31,944)	$(59,830)	$(50,988)

Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(2,660)	$(2,611)
Employee benefit obligation, noncurrent	(42,196)	(31,944)	(57,170)	(48,377)

Net amount recognized	$(42,196)	$(31,944)	$(59,830)	$(50,988)

Actuarial gain (loss) recognized in accumulated other comprehensive income (loss)	$(27,728)	$(3,783)	$(10,931)	$(3,752)

Actuarial assumptions:
Measurement date	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Discount rate	3.70% to 3.74%	4.40% to 4.62%	3.97% to 4.15%	4.75% to 5.01%
Assumed health care cost trend rate, current	NA	NA	6.75%	7.00%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2022	2022

        The actuarial loss for the year ended December 31, 2014 for both the pension and other postretirement benefits was caused, in part, by the decline in the discount rates and the use of a revised mortality table reflecting longer lives. In addition, for the pension plans, the interest rate used to convert fixed annuities to lump sum benefits per the plan terms also declined. The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2015 is $0.1 million for pension benefits and $0.6 million for other postretirement benefits.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits. The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Pension Benefits

	For the Year Ended December 31,
	2014	2013	2012
Service cost	$—	$—	$1,488
Interest cost	8,844	8,344	10,008
Expected asset return	(12,664)	(11,860)	(11,491)
Amortization of net (gain) loss	135	628	429

Total benefit cost (income)	$(3,685)	$(2,888)	$434

Actuarial assumptions:
Discount rate	4.40% to 4.62%	3.55% to 3.80%	4.44% to 4.59%
Expected return on plan assets	7.25%	7.50%	7.75%
Long-term rate of compensation increase	NA	NA	3.50% to 5.00%

Other Postretirement Benefits

	For the Year Ended December 31,
	2014	2013	2012
Service cost	$897	$1,047	$965
Interest cost	2,384	2,089	2,362
Amortization of net (gain) loss	60	356	118

Total benefit cost	$3,341	$3,492	$3,445

Actuarial assumptions:
Discount rate	4.75% to 5.01%	3.85% to 4.10%	4.85% to 5.09%
Assumed health care cost trend rate, current	7.00%	7.50%	7.50%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2022	2018	2018

        The measurement date for all plans was December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, the accumulated benefit obligation was the same as the projected benefit obligation.

        The Company based its selection of an assumed discount rate for 2015 net periodic benefit cost and December 31, 2014 disclosure on a cash flow matching analysis that utilized bond information provided from a published bond index for all non-callable, high quality bonds (i.e., rated AA– or better) as of December 31, 2014. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2014 did not change from December 31, 2013.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        In selecting the expected rate of return on plan assets of 7.25% for 2015 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans' asset allocations and the past performance of the plans' assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

        The Company's overall investment strategy is to primarily invest for long-term growth with sufficient investments available to fund near-term benefit payments. The Company aims for diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 65 percent equity securities and 35 percent fixed income securities. Equity securities primarily include investments in equity funds and common stock of individual companies. Together these investments are diversified in both large and small cap companies located in the United States and internationally. Fixed income securities are in funds that invest in bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries.

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

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The fair values of the Company's pension plan assets at December 31, 2014 and 2013, based on trading values or fund net asset value, by asset category and basis of valuation, are as follows (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2014
Common stocks—domestic large cap	$18,752	$—	$—	$18,752
Equity funds—large cap index	—	108,189	—	108,189
Fixed income funds—diversified bond	—	78,503	—	78,503
Short term investment funds	—	865	—	865

	$18,752	$187,557	$—	$206,309

2013
Common stocks—domestic large cap	$18,658	$—	$—	$18,658
Equity funds—large cap index	—	100,478	—	100,478
Fixed income funds—diversified bond	—	68,242	—	68,242
Short term investment funds	—	1,008	—	1,008

	$18,658	$169,728	$—	$188,386

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

        The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013.

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

        All contributions made were as required by law. The Company expects to contribute $10.0 million to its defined benefit pension plans in 2015. The Company expects to contribute $2.7 million to its other postretirement benefit plans in 2015.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

        The Company projects that its plans will make the following benefit payments for the years ended December 31 (dollars in thousands):

	Pension Plans Benefits Paid	Other Postretirement Benefits Paid
2015	$48,966	$2,712
2016	23,343	2,831
2017	18,827	3,058
2018	18,601	3,324
2019	15,307	3,428
2020 through 2024	68,611	17,777

	$193,655	$33,130

        Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$205	$(169)
Effect on postretirement benefit obligation	3,840	(3,070)

401(k) Plan

        The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees and 6% of compensation for non-union employees. Company contributions were $5.1 million, $4.9 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        The components of the income tax expense (benefit) are as follows (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State and local	(941)	(835)	(535)

	(941)	(835)	(535)

Deferred
Federal	6,081	8,346	(78,978)
State and local	770	1,271	(11,849)

	6,851	9,617	(90,827)

Total income tax expense (benefit)	$5,910	$8,782	$(91,362)

        The income tax expense (benefit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (dollars in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Income tax at federal rate	$4,763	$6,552	$6,331
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	592	814	774
Permanent difference for compensation limitation	595	575	271
Expense reflected in tax basis	415	—	—
Tax credit included in taxable income	327	320	204
Other permanent differences	47	931	26
Capital goods excise tax credit	(942)	(836)	(535)
Other, net	51	6	—
Change in valuation allowance	62	420	(98,433)

Total income tax expense (benefit)	$5,910	$8,782	$(91,362)

        During the years ended December 31, 2013 and 2012, the other permanent difference was attributed primarily to the Company recognizing adjustments to certain tax attributes for income tax purposes.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Deferred tax liabilities:
Property and equipment	$46,618	$37,319
Other basis differences	577	582

	47,195	37,901

Deferred tax assets:
Net operating loss and credit carryforwards	43,497	25,730
Intangible assets	52,022	62,626
Expenses deferred for tax	6,138	7,278
Employee benefits	30,029	21,654
Other basis differences	4,457	4,453

	136,143	121,741
Valuation allowance	(482)	(420)

	135,661	121,321

Deferred tax asset, net	$88,466	$83,420

        As of December 31, 2014, net operating losses available for carry forward through 2034 amounted to $105.9 million for federal purposes and $113.1 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership. In addition to the net operating losses disclosed previously, there was $1.6 million and $0.4 million of excess tax deductions available at December 31, 2014 and 2013, respectively, related to employee stock expense for which a benefit will be recorded to additional paid-in capital when realized.

        Prior to December 31, 2012, the Company maintained a full valuation allowance over its net deferred income tax assets. This situation resulted from the Company having a short history as a new entity (post Chapter 11). As a result of its continued positive earnings, as well as positive forecasted earnings in the future, management concluded that it was more likely than not that the Company would realize its deferred income tax assets, and therefore, the Company released its valuation allowance as of December 31, 2012. For the years ended December 31, 2014 and 2013, the Company recognized a valuation allowance for $0.1 and $0.4 million, respectively, for charitable loss carry forwards subject to deduction limitations. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

resulting in the establishment of a valuation allowance for some or all of the deferred income tax assets. The following is a summary of activity for the valuation allowance (dollars in thousands):

	Beginning Balance	Charge (Credit) to Income Tax Expense or Equity	Ending Balance
January 1 to December 31, 2014	$420	$62	$482
January 1 to December 31, 2013	—	420	420
January 1 to December 31, 2012	120,336	(120,336)	—

        The Company evaluates its tax positions for liability recognition. As of December 31, 2014, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company's consolidated statements of income for the years ended December 31, 2014, 2013 or 2012. All tax years from 2011 remain open for both federal and Hawaii state purposes.

11. Stockholder's Equity

Warrants

        In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share. The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015. The warrants may be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price. During the years ended December 31, 2014, 2013 and 2012, warrants were exercised, in part on a cashless basis, resulting in the issuance of 73,422, 117,784 and 17 shares of common stock, respectively. As of December 31, 2014, there were 1,094,085 warrants outstanding.

Equity Incentive Plan

        The Compensation Committee of the Company's Board of Directors may grant awards under the Company's equity incentive plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 720,000 shares remaining to be issued at December 31, 2014. All grants under the equity incentive plan will be issued at the fair value of the Company's common stock on date of grant.

        As of December 31, 2014, all awards were restricted stock units.

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

        Activity with respect to outstanding restricted stock units for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	248,951	$17
Granted	124,636	16
Vested	(116,711)	20
Forfeited	(33,652)	18

Nonvested at December 31, 2012	223,224	15
Granted	181,330	20
Vested	(120,902)	15
Forfeited	(22,918)	17

Nonvested at December 31, 2013	260,734	18
Granted	155,146	31
Vested	(157,794)	21
Forfeited	(12,334)	25

Nonvested at December 31, 2014	245,752	$27

        As of December 31, 2014, there was $3.2 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of two years.

        The Company recognized compensation expense of $4.2 million, $2.7 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the Company had granted restricted stock units with market conditions. The Company valued those units for expense recognition purposes using a Monte Carlo simulation model with an expected volatility for the Company's shares of 25.6%, a risk free return of 0.35% and no expected dividends.

        The fair value as of the vesting date for the restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $2.5 million and $1.8 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 53,775, 34,730 and 15,360 for the years ended December 31, 2014, 2013 and 2012, respectively, and were based on the value of the restricted stock units as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the tax authorities was $1.5 million, $0.8 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements. In 2014, the terms of certain restricted stock units were modified which

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholder's Equity (Continued)

resulted in the restricted stock units vesting as of the date of the modification. The Company recognized the incremental value of $0.6 million as additional expense in 2014.

12. Leases

        The Company leases certain facilities and equipment for use in the Company's operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $5.1 million, $3.9 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2015	$2,405
2016	2,090
2017	1,908
2018	1,708
2019	1,694
Thereafter	8,167

$17,972

13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized Gain (Loss) on Investments	Defined Benefit Postretirement Plans	Total
January 1, 2012	$(33)	$(57,485)	$(57,518)
Other comprehensive income (loss) for 2012, net of tax	(3)	29,071	29,068

December 31, 2012	(36)	(28,414)	(28,450)
Other comprehensive income (loss) for 2013, net of tax	(24)	23,758	23,734

December 31, 2013	(60)	(4,656)	(4,716)
Other comprehensive income (loss) for 2014, net of tax	(4)	(19,227)	(19,231)

December 31, 2014	$(64)	$(23,883)	$(23,947)

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Accumulated Other Comprehensive Income (Loss) (Continued)

        Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Retirement plans
Amortization of (gain) loss	$195	$984	$547
Income tax charge on other comprehensive income	74	374	—

Net of tax	$121	$610	$547

        The amortization of gain or loss was recognized primarily in selling, general and administrative expense for all three periods presented.

14. Commitments and Contingencies

Long-Term Fixed Supplier Commitments

        The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related services. Annual fixed fee commitments for agreements in effect at December 31, 2014, amounted to the following (dollars in thousands):

Years ended, December 31:
2015	$21,080
2016	19,005
2017	4,722

$44,807

        Under the long-term agreements, the Company incurred fees amounting to $9.3 million, $12.8 million and $12.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        In August 2014, the Company joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system. The total system cost is $245 million and is primarily composed of a supply contract with the lead contractor. The Company will invest $25 million over the multi-year construction period for a fractional ownership in the system. The fixed fee component of the investment is included in the above fixed fee commitments. The Company will recognize its fractional share of the cost. In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services in exchange for additional system capacity. The value of this capacity is estimated at $5.0 million. The system is expected to be completed in December 2016.

        In July 2014, the Company entered into a power purchase agreement to acquire all of the power generated from solar photovoltaic systems that are to be installed by a third party on selected company properties. The agreement provides for all power generated to be purchased at a fixed price over a 25 year term. Based on planned solar installations and expected power generated, the Company estimates it will purchase power amounting to $0.7 million in 2015. Power purchased in future years

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

will be dependent on the level of photovoltaic units installed by the third party and the power generated.

Other Installment Contracts

        The Company has various other fixed installment contacts generally in conjunction with acquisition of assets. These agreements generally have a component representing interest at fixed rates in addition to principal. As of December 31, 2014, the commitments were as follows (dollars in thousands):

Years ended, December 31:
2015	$3,176
2016	1,601
2017	1,099
2018	932
2019	938
Thereafter	9,872

17,618
Less amount representing interest	5,334

Present value	12,284
Current reflected in other current liabilities	2,787

Noncurrent reflected in other liabilities	$9,497

Tropical Storm Iselle

        On August 8, 2014, Tropical Storm Iselle made landfall in the State of Hawaii with the most significant damage occurring on the east side of the island of Hawaii. The damage to the Company's outside plant is estimated to amount to $2.8 million as of December 31, 2014. The Company is insured but there are limitations based on proximity of poles and lines to other Company property and based on deductibles determined by insured location as well as by event. As of December 31, 2014, the Company has not recognized a recovery in the consolidated financial statements. The expense attributed to the storm recognized in the consolidated statements of income after cost capitalization amounted to $1.1 million for the year ended December 31, 2014.

Puna Lava Flow

        A lava flow from Kilauea volcano is impacting the Puna district on the island of Hawaii. The Company has been monitoring the progress of the lava flow and has plans to reduce disruption to its services in the area. These plans are subject to change depending on the direction and advancement of the lava flow which has been unpredictable. Through December 31, 2014, the Company has incurred capital costs of $0.5 million related primarily to additional service lines along new roadways created to redirect traffic and utility services in the Puna district.

Collective Bargaining Agreement

        The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 ("IBEW") that expires on December 31, 2017. The agreement covers approximately half of the Company's workforce.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

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

        Debt—The fair value of debt is based on the value at which debt is trading among holders.

        The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying Value	Fair Value
December 31, 2014
Assets—investment in U.S. Treasury obligations	$808	$808
Liabilities—long-term debt (carried at amortized cost)	292,423	296,908
December 31, 2013
Assets—investment in U.S. Treasury obligations	$807	$807
Liabilities—long-term debt (carried at amortized cost)	294,679	299,886

Fair Value Measurements

        Fair value for accounting purposes is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Fair Value of Financial Instruments (Continued)

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

	December 31, 2014	December 31, 2013
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$808	$807
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$808	$807

Liability value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant other observable inputs (Level 2)	296,908	299,886
Significant unobservable inputs (Level 3)	—	—

	$296,908	$299,886

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

16. Cash Flow Information

        Supplemental cash flow information is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—
Interest paid, net of amounts capitalized	14,667	18,094	21,966
Non-cash investing activities—capital assets acquired under installment contracts	6,005	—	—

17. Segment Information

        The Company operates in the two reportable segments of telecommunications and data center colocation. This conclusion is based on how resources are allocated and performance is assessed by the

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

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

        In 2013, the Company reevaluated its reportable segments. This was prompted by the acquisition of SystemMetrics and the Company's current strategic focus. Prior to the acquisition of SystemMetrics on September 30, 2013, the Company did not have data center colocation operations. Hence, the Company was in a single segment prior to 2013 under the revised reportable segment structure.

        The following table provides operating financial information for the Company's reportable segments for the years ended and as of December 31, 2014 and 2013 (dollars in thousands):

	Telecommunications	Data Center Colocation	Intersegment Elimination	Total
2014
Operating revenues	$381,013	$10,737	$(1,011)	$390,739
Depreciation and amortization	76,325	1,689	—	78,014
Operating income (loss)	30,683	(212)	—	30,471
Capital expenditures	103,588	118	—	103,706
Assets	777,412	24,556	—	801,968
2013
Operating revenues	$389,168	$2,188	$(206)	$391,150
Depreciation and amortization	76,935	366	—	77,301
Operating income (loss)	41,907	(136)	—	41,771
Capital expenditures	92,742	299	—	93,041
Assets	758,993	19,022	—	778,015

        Intersegment revenue represents network access services provided by the telecommunications segment for data center colocation. For the years ended December 31, 2014 and 2013, total operating income above reconciles to the consolidated statement of income as follows:

	Year Ended December 31,
	2014	2013
Operating income	$30,471	$41,771
Corporate other expense	16,462	22,501

Income before income tax provision	$14,009	$19,270

        The operating income of the telecommunications segment included the gain from the sale of property for $6.5 million for the year ended December 31, 2013.

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

        The following table provides information on the Company's revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Local voice and other retail services	$254,577	$258,604	$255,592
Network access services	125,425	130,358	129,906
Data center colocation	10,737	2,188	—

	$390,739	$391,150	$385,498

        In 2014, the data center colocation segment sold equipment for $0.4 million to a technology company that is a wholly-owned investment of an officer of the data center colocation segment.

18. Quarterly Financial Information (Unaudited)

        The Company's quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

	Operating Revenues	Operating Income	Net Income	Earnings per share— basic	Earnings per share— diluted
Year Ended December 31, 2014:
First Quarter	$97,072	$8,138	$2,368	$0.22	$0.21
Second Quarter	96,784	7,892	2,239	0.21	0.20
Third Quarter	97,252	6,620	1,516	0.14	0.13
Fourth Quarter	99,631	7,821	1,976	0.19	0.17

Total	$390,739	$30,471	$8,099	$0.76	$0.72

Year Ended December 31, 2013:
First Quarter	$95,965	$8,585	$1,848	$0.18	$0.17
Second Quarter	96,997	15,226	3,951	0.38	0.36
Third Quarter	97,682	7,914	2,061	0.20	0.18
Fourth Quarter	100,506	10,046	2,628	0.25	0.23

Total	$391,150	$41,771	$10,488	$1.01	$0.95

19. Restricted Net Assets and Parent Company Condensed Financial Information

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

19. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

        The parent company has accounted for its investment in its consolidated subsidiary on the equity method of accounting. No dividends were paid by the subsidiaries to the parent company at any time during the existence of the parent company.

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	For the Year Ended December 31,
	2014	2013	2012
Equity in earnings of Hawaiian Telcom Communications, Inc.	$8,099	$10,488	$109,982
Income tax expense	—	—	—

Net income	8,099	10,488	109,982
Other comprehensive income (loss), net of tax	(19,231)	23,734	29,068

Comprehensive income (loss)	$(11,132)	$34,222	$139,050

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in Thousands)

	December 31, 2014	December 31, 2013
Assets
Investment in Hawaiian Telcom
Communications, Inc.	$304,534	$313,012

Total assets	$304,534	$313,012

Stockholders' Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 10,673,292 and 10,495,856 shares issued and outstanding	$107	$105
Additional paid-in capital	170,521	167,869
Accumulated other comprehensive loss	(23,947)	(4,716)
Retained earnings	157,853	149,754

Total stockholders' equity	$304,534	$313,012

Hawaiian Telcom Holdco, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Restricted Net Assets and Parent Company Condensed Financial Information (Continued)

Hawaiian Telcom Holdco, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in Thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$8,099	$10,488	$109,982
Undistributed earnings of Hawaiian Telcom Communications, Inc.	(8,099)	(10,488)	(109,982)

Net cash provided by operating activities,net change in cash and ending balance of cash	$—	$—	$—

Item 9.    Change In and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Eric K. Yeaman, Chief Executive Officer, and Robert F. Reich, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the "Company') as of December 31, 2014. Based on their evaluations, as of December 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        On March 6, 2015, Robert Reich, the Company's Senior Vice President, Treasurer and Chief Financial Officer, tendered his resignation to the Company. His last day of employment is expected to be March 28, 2015. Mr. Reich informed the Company that he will be taking a similar position with another publicly-traded company based on the U.S. mainland. The Company has already begun its search for his replacement.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

  A. Directors

        For information about the Directors and corporate governance of the Company, see the section captioned "Election of Directors" in the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders ("2015 Proxy Statement"), which section is incorporated herein by reference.

  B. Executive Officers and Key Employees

        The following table provides information regarding our executive officers and other key employees as of March 1, 2015:

Name	Age	Position(s)
Officers
Eric K. Yeaman	47	President, Chief Executive Officer and Director
Scott K. Barber	54	Chief Operating Officer
Robert F. Reich	55	Senior Vice President and Chief Financial Officer
John T. Komeiji	61	Senior Vice President and General Counsel
Kevin T. Paul	59	Senior Vice President—Technology
Amy S. Aapala	42	Vice President—Customer Service
Jason K. Fujita	40	Vice President—Consumer Sales and Product Marketing
Paul G. Krueger	50	Vice President—Business Sales and Product Marketing
Benjamin L. Morgan	41	Vice President—Customer Care and Network Reliability

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

        Robert F. Reich became our Senior Vice President and Chief Financial Officer in May 2008. He previously served as our Senior Vice President and interim Chief Financial Officer from March 2008 and Vice President, Finance and Controller from April 2007 to March 2008. Mr. Reich oversees our financial operations, including financial analysis and reporting, corporate and regulatory accounting, tax, risk management, treasury and investor relations. Prior to joining us, Mr. Reich was with McLeodUSA Incorporated from 2002 to 2007, a facilities-based competitive local exchange carrier servicing small and mid-sized businesses in the Western and Midwestern United States, serving most recently as Vice President, Controller and Treasurer. Mr. Reich is a Certified Public Accountant. Mr. Reich tendered his resignation on March 6, 2015. His last day of employment is expected to be March 28, 2015.

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

        Benjamin L. Morgan became our Vice President—Customer Care and Network Reliability in March 2014. He is responsible for our Customer CARE, 911 operations, Managed Services Operations teams and Network Reliability department, which includes the Network Operations Center (eNOC), Tier 2 Technical Support, Data Center Operations, TV Head End Operations and internal Help Desk teams. Mr. Morgan joined us in October 2011 as Director of Customer Care. In March 2012, he took on an expanded role as Executive Director—Customer Care. With more than 15 years of technology and telecommunications experience, he previously held management and senior management positions at Speakeasy Inc., which merged with Covad Communications and MegaPath to form a new MegaPath Corporation in 2010, most recently as Vice President—Voice Services.

Item 11.    Executive Compensation

        For information about executive compensation, see the section captioned "Compensation of the Named Executive Officers and Directors" in the Company's 2015 Proxy Statement, which section is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the section captioned "Security Ownership of Certain Stockholders, Directors and Executive Officers" in the Company's 2015 Proxy Statement, which section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See the sections captioned "Certain Relationships and Related Transactions" and "Director Independence" in the Company's 2015 Proxy Statement, which sections are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        See the section captioned "Ratification of the Selection of Deloitte & Touche LLP as the Company's Independent Registered Public Accounting Firm for 2015" in the Company's 2015 Proxy Statement, which section is incorporated herein by reference.

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

3.
Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Plan of Reorganization, dated December 30, 2009, confirmed by the Bankruptcy Court (incorporated by reference to Exhibit 2.1 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Telcom Holdco, Inc., filed October 28, 2010 with The State of Delaware (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

3.2	Bylaws of Hawaiian Telcom Holdco, Inc., amended and restated effective November 9, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

4.2	Warrant Agreement and form of Warrant Certificate dated October 28, 2010, between Hawaiian Telcom Holdco, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.1	Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. and KGP Logistics, Inc. (KGP) dated December 7, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.2	Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.3	Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.4	Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 of Hawaiian Telcom Communications, Inc.'s Form 10-K, File No. 333-131152, filed with the SEC on April 2, 2007).

Exhibit No.		Description of Exhibit
10.5		Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 of Hawaiian Telcom Communications, Inc.'s Form S-4, File No. 333-131152, filed with the SEC on January 19, 2006).

10.6		Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 of Hawaiian Telcom Communications, Inc.'s Amendment No. 1 to Form S-4, File No. 333-131152, filed with the SEC on March 31, 2006).

10.7		Amended and Restated Master Application Services Agreement effective as of March 13, 2009, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-12B, File No. 1-34686, filed with the SEC on April 7, 2010).

10.8	*	Employment Offer Letter, dated March 11, 2014 and effective as of October 29, 2014, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc., (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2014).

10.9	*	Employment Offer Letter, effective as of December 12, 2012, by and between Scott K. Barber and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.10 on the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2013).

10.10	*	Employment Offer Letter, effective as of December 17, 2012, by and between Robert F. Reich and Hawaiian Telcom Communications, Inc. (incorporated by reference to Exhibit 10.14 on the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2013).

10.11		Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 10, 2012).

10.12		Amendment No. 1 dated June 6, 2013 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on August 5, 2013).

10.13		Guarantee and Collateral Agreement, dated as of February 29, 2012, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the subsidiaries of Hawaiian Telcom Communications, Inc. identified therein, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 10, 2012).

10.14		Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

Exhibit No.		Description of Exhibit
10.15		Amended and Restated Guaranty, dated as of October 3, 2011, by and among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, File No. 1-34686, filed with the SEC on October 6, 2011).

10.16	*	Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.17	*	Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 6, 2013).

10.18	*	Form of Restricted Stock Unit Agreement for the CEO pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-12G, File No. 0-54196, filed with the SEC on November 16, 2010).

10.19	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 6, 2013).

10.20	*	Form of Amendment effective as of March 10, 2014 to Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2014).

10.21	*	Hawaiian Telcom Performance Compensation Plan, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.36 on the Registrant's Form 10-K, File No. 0-54196, filed with the SEC on March 28, 2011).

10.22	*	Hawaiian Telcom Holdco, Inc. Amended and Restated Executive Severance Plan, effective March 11, 2014 (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K, File No. 1-34686, filed with the SEC on March 13, 2014).

10.23	*	Employment Offer Letter, dated May 6, 2014, by and between John T. Komeiji and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 7, 2014).

10.24	*	Employment Offer Letter, dated May 6, 2014, by and between Kevin T. Paul and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q, File No. 1-34686, filed with the SEC on May 7, 2014).

21.1		List of Subsidiaries.

23.1		Consent of Deloitte & Touche LLP dated March 12, 2015.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Earnings Release dated March 12, 2015.

Exhibit No.		Description of Exhibit
101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

*
Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawaiian Telcom Holdco, Inc.
Date: March 12, 2015	By:	/s/ ERIC K. YEAMAN Eric K. Yeaman Chief Executive Officer
Date: March 12, 2015	By:	/s/ ROBERT F. REICH Robert F. Reich Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ERIC K. YEAMAN Eric K. Yeaman	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2015
/s/ ROBERT F. REICH Robert F. Reich	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
/s/ KURT M. CELLAR Kurt M. Cellar	Director	March 12, 2015
/s/ WALTER A. DODS, JR. Walter A. Dods, Jr.	Director	March 12, 2015
/s/ WARREN H. HARUKI Warren H. Haruki	Director	March 12, 2015
/s/ RICHARD A. JALKUT Richard A. Jalkut	Director	March 12, 2015

Signature	Title	Date

/s/ STEVEN C. OLDHAM Steven C. Oldham	Director	March 12, 2015
/s/ BERNARD R. PHILLIPS III Bernard R. Phillips III	Director	March 12, 2015