Form 10-Q
period 2015-03-31
Hawaiian Telcom Holdco, Inc.
filed 2015-05-04
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2015, 10,757,666 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Operating revenues	$97,114	$97,072

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,183	40,948
Selling, general and administrative	29,732	29,266
Depreciation and amortization	21,280	18,720

Total operating expenses	91,195	88,934

Operating income	5,919	8,138

Other income (expense):
Interest expense	(4,337)	(4,188)
Interest income and other	7	10

Total other expense	(4,330)	(4,178)

Income before income tax provision	1,589	3,960

Income tax provision	614	1,592

Net income	$975	$2,368

Net income per common share -
Basic	$0.09	$0.22
Diluted	$0.09	$0.21

Weighted average shares used to compute net income per common share -
Basic	10,692,198	10,528,039
Diluted	11,272,922	11,271,827

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$975	$2,368

Other comprehensive income (loss) -
Unrealized holding gains (losses) arising during period	2	(3)
Retirement plan loss	(2,018)	(289)
Income tax credit on comprehensive loss	779	117
Other comprehensive loss, net of tax	(1,237)	(175)

Comprehensive income (loss)	$(262)	$2,193

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014

Assets

Current assets
Cash and cash equivalents	$26,940	$39,885
Receivables, net	32,357	32,662
Material and supplies	9,791	9,337
Prepaid expenses	3,688	3,598
Deferred income taxes	6,840	6,840
Other current assets	3,512	3,481
Total current assets	83,128	95,803
Property, plant and equipment, net	568,169	565,956
Intangible assets, net	36,704	37,328
Goodwill	12,104	12,104
Deferred income taxes	81,568	81,626
Other assets	10,554	9,151

Total assets	$792,227	$801,968

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	45,218	50,499
Accrued expenses	14,956	19,399
Advance billings and customer deposits	15,170	14,686
Other current liabilities	5,901	6,790
Total current liabilities	84,245	94,374
Long-term debt	288,863	289,423
Employee benefit obligations	99,432	99,366
Other liabilities	15,968	14,271
Total liabilities	488,508	497,434

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 10,757,666 and 10,673,292 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	108	107
Additional paid-in capital	169,967	170,521
Accumulated other comprehensive loss	(25,184)	(23,947)
Retained earnings	158,828	157,853
Total stockholders’ equity	303,719	304,534

Total liabilities and stockholders’ equity	$792,227	$801,968

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$975	$2,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,280	18,720
Employee retirement benefits	(1,952)	(3,475)
Provision for uncollectibles	1,248	513
Stock based compensation	375	1,074
Deferred income taxes	837	1,685
Changes in operating assets and liabilities:
Receivables	(943)	957
Material and supplies	(91)	459
Prepaid expenses and other current assets	(121)	810
Accounts payable and accrued expenses	(3,782)	(10,010)
Advance billings and customer deposits	484	(210)
Other current liabilities	(185)	89
Other	808	390
Net cash provided by operating activities	18,933	13,370

Cash flows from investing activities:
Capital expenditures	(29,172)	(23,939)
Net cash used in investing activities	(29,172)	(23,939)

Cash flows from financing activities:
Repayments of capital lease and installment financing	(1,382)	(489)
Repayment of debt	(750)	(750)
Proceeds from installment financing	354	—
Taxes paid related to net share settlement of equity awards	(928)	(1,005)
Net cash used in financing activities	(2,706)	(2,244)

Net change in cash and cash equivalents	(12,945)	(12,813)
Cash and cash equivalents, beginning of period	39,885	49,551

Cash and cash equivalents, end of period	$26,940	$36,738

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$3,953	$3,824

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	375	—	—	375

Exercise of warrant agreement	12,300	—	—	—	—	—
			.
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	72,074	1	(929)	—	—	(928)

Net income	—	—	—	—	975	975

Other comprehensive loss, net of tax	—	—	—	(1,237)	—	(1,237)

Balance, March 31, 2015	10,757,666	$108	$169,967	$(25,184)	$158,828	$303,719

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	1,074	—	—	1,074

Exercise of warrant agreement	13,511	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,824	1	(1,006)	—	—	(1,005)

Net income	—	—	—	—	2,368	2,368

Other comprehensive loss, net of tax	—	—	—	(175)	—	(175)

Balance, March 31, 2014	10,584,191	$106	$167,937	$(4,891)	$152,122	$315,274

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the results of operations, comprehensive income, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2015 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $15.2 million and $13.3 million at March 31, 2015 and 2014, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $2.0 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended
	March 31,
	2015	2014

Basic earnings per share - weighted average shares	10,692,198	10,528,039
Effect of dilutive securities:
Employee and director restricted stock units	73,457	124,012
Warrants	507,267	619,776

Diluted earnings per share - weighted average shares	11,272,922	11,271,827

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 86,608 shares of common stock for the three month periods ended March 31, 2014. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive.  For the three months ended March 31, 2015, there were no restricted stock units that were anti-dilutive to earnings per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for revenue recognition.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for the Company in the first quarter of 2017 and either full retrospective or modified retrospective adoption is permitted. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s financial position, results of operations and cash flows.

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

In April 2015, the FASB issued an accounting standard simplifying the presentation of debt issuance costs.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability which is consistent with debt discounts. The standard requires retrospective adoption and will be effective beginning in the first quarter of 2017 for the Company. Early adoption is permitted. The Company is currently evaluating the impact and timing of adopting this new accounting standard.

3.  Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014

Customers and other	$36,546	$36,417
Allowance for doubtful accounts	(4,189)	(3,755)

	$32,357	$32,662

4.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014

Property, plant and equipment	$865,592	$843,589
Less accumulated depreciation	(297,423)	(277,633)

	$568,169	$565,956

Depreciation expense amounted to $20.7 million and $18.0 million for the three months ended March 31, 2015 and 2014, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization — Customer relationships	$21,709	$12,408	$9,301	$21,709	$11,799	$9,910
Trade name and other	320	217	103	320	202	118
	22,029	12,625	9,404	22,029	12,001	10,028
Not subject to amortization — Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$12,625	$36,704	$49,329	$12,001	$37,328

Amortization expense amounted to $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2015 (remaining months)	$1,874
2016	2,101
2017	1,703
2018	1,308
2019	1,188
Thereafter	1,230

$9,404

5.  Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014

Salaries and benefits	$11,491	$15,910
Interest	2,462	2,550
Other taxes	1,003	939

	$14,956	$19,399

Other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014

Other postretirement benefits, current	$2,660	$2,660
Installment financing contracts, current	1,902	2,787
Other	1,339	1,343

	$5,901	$6,790

6.  Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at March 31,	Final	March 31,	December 31,
	2015	Maturity	2015	2014

Term loan	5.00%	June 6, 2019	$295,388	$296,138
Original issue discount			(3,525)	(3,715)
			291,863	292,423
Current			3,000	3,000

Noncurrent			$288,863	$289,423

The term loan outstanding at March 31, 2015 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of March 31, 2015 resulting in an interest rate currently at 5.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  The excess cash flow payment due for the year ended December 31, 2014 was not significant.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company also has a revolving credit facility which was extended on April 9, 2015 to mature on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended March 31, 2015 and 2014.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2015 are as follows (dollars in thousands):

Year ended December 31,
2015 (remainder of year)	$2,250
2016	3,000
2017	3,000
2018	3,000
2019	284,138

$295,388

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

7.  Employee Benefit Plans

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

The following provides the components of benefit costs (income) for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2015	2014

Interest cost	$2,073	$2,208
Expected asset return	(3,394)	(3,178)
Amortization of loss	22	29
Net periodic benefit income	(1,299)	(941)
Settlement loss	850	—

Net benefit income	$(449)	$(941)

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2015	2014

Service cost	$259	$230
Interest cost	589	602
Amortization of loss	149	15

Net periodic benefit cost	$997	$847

During the three months ended March 31, 2015, the Company’s pension plans paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $6.6 million.  This resulted in the recognition of a loss on settlement for both the union and management pension plans amounting to $0.9 million for the three months ended March 31, 2015.  Because of the settlements, the Company measured its pension plan obligations and plan assets as of March 31, 2015 in determining its employee benefit obligations as of that date.  The Company used discount rates of 3.54% to 3.57% to measure the plan obligations as of that date.  Plan assets were measured at fair value also as of March 31, 2015.  The new measurement resulted in a charge to other comprehensive loss of $2.2 million for the three months ended March 31, 2015.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to contribute $10.0 million to its pension plan in 2015.  As of March 31, 2015, the Company has contributed $2.0 million.  The Company presently anticipates contributing the full amount during the remainder of 2015.

8.  Income Taxes

Income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014

Income tax at federal rate	$540	$1,346
Increase (decrease) resulting from:
State income taxes, net of federal income tax	67	167
Compensation deduction limitation	124	118
Other permanent differences	106	62
Capital goods excise tax credit	(223)	(101)

Total income tax expense	$614	$1,592

The Company evaluates its tax positions for liability recognition.  As of March 31, 2015, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015 or 2014.  All tax years from 2011 remain open for both federal and Hawaii state purposes.

9.  Stock Compensation

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

As of March 31, 2015, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2015 and 2014 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2015
Nonvested at January 1, 2015	245,752	$27
Granted	120,973	26
Vested	(107,788)	28
Forfeited	(17,827)	27
Nonvested at March 31, 2015	241,110	$26

2014
Nonvested at January 1, 2014	260,734	$18
Granted	157,481	29
Vested	(109,399)	25
Nonvested at March 31, 2014	308,816	$23

The Company recognized compensation expense of $0.4 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2015 and 2014 was $2.5 million and $2.7 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 35,714 and 34,573 for the three months ended March 31, 2015 and 2014, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.9 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.  In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in the first quarter of 2014.

10.  Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the three months ended March 31, 2015 and 2014, warrants were exercised on a cashless basis resulting in the issuance of 12,300 shares and 13,511 shares of common stock, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive income (loss) for 2015	2	(1,239)	(1,237)

March 31, 2015	$(62)	$(25,122)	$(25,184)

2014
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive loss for 2014	(3)	(172)	(175)

March 31, 2014	$(63)	$(4,828)	$(4,891)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014

Retirement plans
Amortization of (gain) loss and settlement loss	$1,021	$(289)
Income tax credit (charge) on comprehensive income	(388)	117

Net of tax	$633	$(172)

The amortization of (gain) loss was recognized primarily in selling, general and administrative expense for the periods ended March 31, 2015 and 2014.

11.  Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company entered into an agreement with several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $245 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period for a fractional ownership in the system.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services.  The system is expected to be completed in December 2016.  As of March 31, 2015, the Company had paid $2.3 million to the cable contractor for the cable build.

The Company anticipates having excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into an agreement for the sale of capacity for $5.0 million.  As of March 31, 2015, the Company had received up-front payments, as provided for in the agreement, which are held in escrow amounting to $2.0 million.  The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for the same amount is included in other liabilities.

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires on December 31, 2017.  The agreement covers approximately half of the Company’s work force.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

March 31, 2015
Assets - investment in U.S. Treasury obligations	$811	$811
Liabilities - long-term debt (carried at cost)	291,863	296,496

December 31, 2014
Assets - investment in U.S. Treasury obligations	$808	$808
Liabilities - long-term debt (carried at cost)	292,423	296,908

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$811	$808
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$811	$808

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	296,496	296,908
Significant unobservable inputs (Level 3)	—	—

	$296,496	$296,908

13.  Segment Information

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

The following table provides operating financial information for the Company’s reportable segments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

March 31, 2015
Operating revenues	$94,836	$2,597	$(319)	$97,114
Depreciation and amortization	20,728	552	—	21,280
Operating income (loss)	6,246	(327)	—	5,919
Capital expeditures	22,752	479	—	23,231

March 31, 2014
Operating revenues	$94,876	$2,405	$(209)	$97,072
Depreciation and amortization	18,313	407	—	18,720
Operating income	8,042	96	—	8,138
Capital expeditures	23,061	345	—	23,406

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three months ended March 31, 2015 and 2014, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014

Operating income	$5,919	$8,138
Corporate other expense	(4,330)	(4,178)

Income before income tax provision	$1,589	$3,960

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014

Local voice and other retail services	$63,210	$62,936
Network access services	31,307	31,731
Data center colocation	2,597	2,405

	$97,114	$97,072

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•                  failures in critical back-office systems and IT infrastructure or a breach of our data security systems;

•                  our ability to provide customers with reliable and uninterrupted service;

•                  our ability to fund capital expenditures for network enhancements;

•                  our ability to maintain arrangements with third-party service providers;

•                  changes in regulations and legislation applicable to providers of telecommunications services;

•                  a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;

•                  changes in demand for our products and services;

•                  technological changes affecting the telecommunications industry;

•                  economic conditions in Hawaii;

•                  our ability to retain experienced personnel;

•                  our ability to utilize net operating loss carryforwards or fund tax payments;

•                  our indebtedness could adversely affect our financial condition;

•                  risks of severe weather and natural disasters;

•                  the ability of shareholders to influence corporate decisions; and

•                  future sales of a substantial amount of common stock may depress our stock price.

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our Annual Report on Form 10-K for a detailed discussion of risks that could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of March 31, 2015 and 2014, and our operating revenues for the three months ended March 31, 2015 and 2014.  For comparability, we also present volume information as of March 31, 2015 compared to December 31, 2014.

Volume Information

As of March 31, 2015 compared to March 31, 2014

	March 31,	March 31,	Change
	2015	2014	Number	Percentage

Voice access lines
Residential	165,074	182,375	(17,301)	-9.5%
Business	187,300	192,202	(4,902)	-2.6%
Public	3,733	4,073	(340)	-8.3%
	356,107	378,650	(22,543)	-6.0%

High-Speed Internet lines
Residential	93,090	91,429	1,661	1.8%
Business	19,624	19,404	220	1.1%
Wholesale	796	936	(140)	-15.0%
	113,510	111,769	1,741	1.6%

Long distance lines
Residential	104,527	115,019	(10,492)	-9.1%
Business	76,916	79,108	(2,192)	-2.8%
	181,443	194,127	(12,684)	-6.5%

Video services
Subscribers	29,721	20,279	9,442	46.6%
Homes Enabled	166,000	130,000	36,000	27.7%

As of March 31, 2015 compared to December 31, 2014

	March 31,	December 31,	Change
	2015	2014	Number	Percentage

Voice access lines
Residential	165,074	169,488	(4,414)	-2.6%
Business	187,300	188,534	(1,234)	-0.7%
Public	3,733	3,830	(97)	-2.5%
	356,107	361,852	(5,745)	-1.6%

High-Speed Internet lines
Residential	93,090	92,875	215	0.2%
Business	19,624	19,589	35	0.2%
Wholesale	796	814	(18)	-2.2%
	113,510	113,278	232	0.2%

Long distance lines
Residential	104,527	107,342	(2,815)	-2.6%
Business	76,916	77,899	(983)	-1.3%
	181,443	185,241	(3,798)	-2.1%

Video services
Subscribers	29,721	28,124	1,597	5.7%
Homes Enabled	166,000	160,000	6,000	3.8%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percentage

Wireline Services
Local voice services	$31,769	$33,775	$(2,006)	-5.9%
Network access services
Business data	7,006	6,624	382	5.8%
Wholesale carrier data	14,333	14,386	(53)	-0.4%
Subscriber line access charge	8,656	9,169	(513)	-5.6%
Switched carrier access	1,312	1,552	(240)	-15.5%
	31,307	31,731	(424)	-1.3%
Long distance services	5,309	5,906	(597)	-10.1%
High-Speed Internet	11,328	10,544	784	7.4%
Video	7,522	4,754	2,768	58.2%
Equipment and managed services	4,265	4,489	(224)	-5.0%
Wireless	451	593	(142)	-23.9%
Other	2,566	2,875	(309)	-10.7%
	94,517	94,667	(150)	-0.2%
Data center colocation	2,597	2,405	192	8.0%
	$97,114	$97,072	$42	0.0%

Channel
Business	$41,575	$42,512	$(937)	-2.2%
Consumer	37,533	35,823	1,710	4.8%
Wholesale	15,644	15,937	(293)	-1.8%
Other	2,362	2,800	(438)	-15.6%
	$97,114	$97,072	$42	0.0%

A decrease in local voice services revenues was caused primarily by the decline of voice access lines.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Business data revenues for the three months ended March 31, 2015 increased when compared to the prior year periods because of business win-backs and increasing bandwidth needs from our customers.  Wholesale carrier data revenue for the three months ended March 31, 2015 was comparable to prior year period.  The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.  Switched carrier access revenue is also adversely impacted by reduced switched access rates in conjunction with the revised regulatory regime for intercarrier compensation.

The decrease in long distance revenue was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

HSI revenues increased when compared to the prior year as a result of year-over-year increases in total HSI subscribers as well as premium pricing on higher bandwidth offerings.

We are continuing the roll out of Hawaiian Telcom TV to selected areas as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Equipment and managed services revenues have decreased because of fewer sales and installations of customer premise equipment for certain large institutional customers during the three months ended March 31, 2015 compared to the same period in the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects has declined in recent quarters as customers chose more hosted solutions in lieu of purchasing equipment.  The outlook for future periods is uncertain.

Wireless revenues and other service revenues decreased as we attempt to focus our marketing efforts on other services.

Data center colocation revenues increased when compared to the prior year as a result of year-over-year increases in both virtual colocation utilization and physical colocation space occupied at the Company’s primary data center location.

Operating Costs and Expenses

The following table summarizes our costs and expenses for all segments for the three months ended March 31, 2015 compared to the costs and expenses for the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$40,183	$40,948	$(765)	-1.9%
Selling, general and administrative expenses	29,732	29,266	466	1.6%
Depreciation and amortization	21,280	18,720	2,560	13.7%

	$91,195	$88,934	$2,261	2.5%

Total operating costs and expenses for the data center colocation segment amounted to $2.9 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.  The increase from the prior year was generally because of greater employee related costs in the data center colocation segment.

Total operating costs and expenses for the telecommunications segment amounted to $88.3 million and $86.6 million, after eliminations, for the three months ended March 31, 2015 and 2014, respectively.  Explanations for the increase are the same as those below explaining changes in costs and expenses for all segments.  Certain of the changes in costs and expenses for the three months ended March 31, 2015 compared to the same period in the prior year are because of a lower number of employees.  The reduced number of employees is both in the telecommunications segment and on an overall basis.

The Company’s total number of employees on a Company-wide basis as of March 31, 2015 was 1,336 compared to 1,380 as of March 31, 2014.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Cost of revenues for the three month period ended March 31, 2015 decreased when compared to the prior year period because of lower manpower related costs of $0.5 million on a reduced number of employees.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  For the three months ended March 31, 2015, the increase is because of the pension settlement loss of $0.9 million recognized in the first quarter of 2015.  This was offset by the decline in stock compensation related costs of $0.7 million caused primarily by a one-time charge in the first quarter of 2014.

Depreciation and amortization for the three month period ended March 31, 2015 was higher than the same period in the prior year because of asset additions to support growth in the business.

Other Income and (Expense)

The following tables summarize other income (expense) for the three months ended March 31, 2015 and 2014 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percentage

Interest expense	$(4,337)	$(4,188)	$(149)	3.6%
Interest income and other	7	10	(3)	-30.0%

	$(4,330)	$(4,178)	$(152)	3.6%

Interest expense increased for the three month period because of interest on new installment financing incurred at the end of 2014.  Interest capitalized amounted to $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Income Tax Provision

We had effective tax rates of 38.6% and 40.2% for the three months ended March 31, 2015 and 2014, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $26.9 million. From an ongoing operating perspective, our cash requirements in 2015 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Three Months Ended March 31, 2015 and 2014

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

Net cash provided by operations amounted to $18.9 million for the three months ended March 31, 2015.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $13.4 million for the three months ended March 31, 2014.  The increase in cash provided by operations was because of improved management of working capital.

Cash used in investing activities was $29.2 million for the three months ended March 31, 2015 and was comprised of capital expenditures.  Cash used in investing activities included capital expenditures of $23.9 million for the three months ended March 31, 2014.  The level of capital expenditures for 2015 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the three months ended March 31, 2015 and 2014 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of March 31, 2015, we had outstanding $295.4 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2015, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2014 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, our floating rate obligations consisted of $295.4 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2015 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Eric K. Yeaman, Chief Executive Officer and acting principal financial officer, has evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of March 31, 2015. Mr. Yeaman is temporarily acting as principal financial officer while the Company’s chief financial officer position is vacant.  Based on Mr. Yeaman’s evaluation, as of March 31, 2015, he has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications attached hereto as Exhibits 31.1 and 32.1 should be read in conjunction with the disclosures set forth herein.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material pending legal proceedings that are likely to have a material adverse effect on us.

Item 1A.  Risk Factors

See Part I, Item 1a, “Risk Factors,” of our 2014 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition.

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on May 4, 2015 announcing its 2015 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Results of Stockholder Vote at Annual Meeting

On May 1, 2015, the Company held its Annual Meeting of Stockholders, at which the following matters were submitted to a vote of the stockholders:

	For	Withheld	Broker Non-Votes
1. Election of Directors

Richard A. Jalkut	9,329,135	92,228	298,740
Kurt M. Cellar	9,271,384	149,979	298,740
Walter A. Dods Jr.	9,290,708	130,655	298,740
Warren H. Haruki	9,254,967	166,396	298,740
Steven C. Oldham	9,329,184	92,179	298,740
Bernard Phillips III	9,294,159	127,204	298,740
Eric K. Yeaman	9,267,709	153,654	298,740

Based on the votes set forth above, the director nominees were duly elected.

	For	Against	Abstain	Broker Non-Votes
2. Approval of Amended and Restated Bylaws	9,696,477	16,294	1,810	5,522

Based on the votes set forth above, the Amended and Restated Bylaws were duly approved.

	For	Against	Abstain	Broker Non-Votes
3. Ratification of selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2015	9,705,914	10,875	3,314	0

Based on the votes set forth above, the appointment of Deloitte & Touche LLP was duly ratified.

Amended and Restated Bylaws

On May 1, 2015, the Company’s stockholders approved the Company’s Amended and Restated Bylaws.  A summary of the changes can be found in the Company’s 2015 Proxy Statement.  The Amended and Restated Bylaws are attached as Exhibit 3.2.

Election of Director

On May 1, 2015, the Company’s Board of Directors voted to increase the number of directors that constitute the Board of Directors from seven to eight, and to appoint Meredith J. Ching to fill the vacancy created by the increase in the number of directors.  Ms. Ching’s appointment was effective immediately, with her initial term to expire at the 2016 annual meeting of the Company’s stockholders.  Ms. Ching will be eligible to receive the approved 2015 non-employee director compensation, including an annual cash retainer of $50,000 (as adjusted for the partial year of service in 2015) and $1,500 per meeting of the Board of Directors which she attends, and a grant of restricted stock units valued at $65,000 (as adjusted for the partial year of service in 2015) pursuant to the Company’s 2010 Equity Incentive Plan.  Director compensation is described in the section entitled “Compensation of Directors” in Company’s Proxy Statement filed with the Commission on March 23, 2015, which description is incorporated herein by reference.

Appointment of Chief Financial Officer.

On May 4, 2015, the Company announced the appointment of Dan T. Bessey as the Company’s Chief Financial Officer.  Mr. Bessey is expected to begin his employment on May 11, 2015.

Mr. Bessey, age 50, previously served as the Chief Financial Officer of Cesca Therapeutics Inc., a biotechnology company, from March 2013.  From 2008 to 2012, Mr. Bessey served as Vice President and Chief Financial Officer of SureWest Communications, a telecommunications company.  Before becoming Chief Financial Officer of SureWest Communications, Mr. Bessey served in a number of key financial leadership roles within the company, including but not limited to Vice President of Finance, Controller and Director of Corporate Finance beginning in 1995.  Prior to joining SureWest Communications, Mr. Bessey was with Ernst & Young LLP.  Mr. Bessey is a Certified Public Accountant.

The Company entered into an offer letter with Mr. Bessey dated effective as of May 1, 2015 (the “Offer Letter”), which provides for an annual base salary of $340,000, a signing bonus of $50,000, opportunity to receive an annual performance payment under the Company’s Performance Compensation at a target level of 65% of annual base salary, and an annual award of restricted stock units under the Company’s 2010 Equity Incentive Plan at a target level of 85% of his annual base salary (as adjusted for the partial year of service in 2015).  He also is eligible to receive severance benefits under the Company’s Executive Severance Plan.  Each of the Company’s Performance Compensation Plan, 2010 Equity Incentive Plan and Executive Severance Plan is described in the Company’s Proxy Statement filed with the Commission on March 23, 2015.

A copy of the press release announcing the appointment of Mr. Bessey as Chief Financial Officer of the Company and Ms. Ching as a director is furnished as Exhibit 99.2 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.  A copy of the Offer Letter is filed as Exhibit 10.26.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 4, 2015	/s/ Eric K. Yeaman
Eric K. Yeaman Chief Executive Officer and
Acting Chief Accounting Officer

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of Hawaiian Telcom Holdco, Inc. effective May 1, 2015.
10.25

Third Amendment to Amended and Restated Revolving Line of Credit Agreement, dated as of April 9, 2015, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto.

10.26*	Employment Offer Letter, effective as of May 1, 2015, by and between Dan T. Bessey and Hawaiian Telcom Holdco, Inc.
31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 4, 2015 announcing first quarter earnings.
99.2	Press release dated May 4, 2015, announcing the appointment of Meredith J. Ching to the Company’s Board of Directors and the appointment of Dan T. Bessey as the Company’s Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Identifies each management contract or compensatory plan or arrangement