Form 10-Q
period 2015-06-30
Hawaiian Telcom Holdco, Inc.
filed 2015-08-04
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2015, 11,007,318 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating revenues	$96,187	$96,784	$193,303	$193,856

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	39,219	41,288	79,402	82,236
Selling, general and administrative	29,767	28,720	59,499	57,986
Depreciation and amortization	21,941	18,884	43,221	37,604

Total operating expenses	90,927	88,892	182,122	177,826

Operating income	5,260	7,892	11,181	16,030

Other income (expense):
Interest expense	(4,166)	(4,109)	(8,503)	(8,298)
Interest income and other	4	5	11	13

Total other expense	(4,162)	(4,104)	(8,492)	(8,285)

Income before income tax provision	1,098	3,788	2,689	7,745

Income tax provision	643	1,549	1,257	3,141

Net income	$455	$2,239	$1,432	$4,604

Net income per common share -
Basic	$0.04	$0.21	$0.13	$0.44
Diluted	$0.04	$0.20	$0.13	$0.41

Weighted average shares used to compute net income per common share -
Basic	10,797,111	10,585,736	10,744,944	10,557,047
Diluted	11,258,178	11,263,618	11,261,535	11,300,608

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$455	$2,239	$1,432	$4,604

Other comprehensive income (loss) -
Unrealized holding gains (losses) arising during period	(2)	2	—	(1)
Retirement plan gain (loss)	4,093	44	2,075	(245)
Income tax credit (charge) on comprehensive income	(1,571)	(17)	(792)	100
Other comprehensive income (loss), net of tax	2,520	29	1,283	(146)

Comprehensive income	$2,975	$2,268	$2,715	$4,458

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014

Assets

Current assets
Cash and cash equivalents	$28,228	$39,885
Receivables, net	34,053	32,662
Material and supplies	9,792	9,337
Prepaid expenses	5,334	3,598
Deferred income taxes	6,840	6,840
Other current assets	3,289	3,481
Total current assets	87,536	95,803
Property, plant and equipment, net	570,667	565,956
Intangible assets, net	36,079	37,328
Goodwill	12,104	12,104
Deferred income taxes	79,213	81,626
Other assets	10,513	9,151

Total assets	$796,112	$801,968

Liabilities and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	45,797	50,499
Accrued expenses	16,102	19,399
Advance billings and customer deposits	15,354	14,686
Other current liabilities	7,488	6,790
Total current liabilities	87,741	94,374
Long-term debt	288,307	289,423
Employee benefit obligations	93,728	99,366
Other liabilities	15,774	14,271
Total liabilities	485,550	497,434

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,005,434 and 10,673,292 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	110	107
Additional paid-in capital	173,831	170,521
Accumulated other comprehensive loss	(22,664)	(23,947)
Retained earnings	159,285	157,853
Total stockholders’ equity	310,562	304,534

Total liabilities and stockholders’ equity	$796,112	$801,968

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$1,432	$4,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,221	37,604
Employee retirement benefits	(3,565)	(6,494)
Provision for uncollectibles	1,634	1,478
Stock based compensation	900	2,099
Deferred income taxes	1,621	3,544
Changes in operating assets and liabilities:
Receivables	(3,025)	979
Material and supplies	(92)	121
Prepaid expenses and other current assets	(1,944)	(2,090)
Accounts payable and accrued expenses	(2,037)	(3,896)
Advance billings and customer deposits	668	(181)
Other current liabilities	(465)	113
Other	1,445	758
Net cash provided by operating activities	39,793	38,639

Cash flows from investing activities:
Capital expenditures	(52,916)	(51,315)
Funds released from restricted cash account	400	—
Net cash used in investing activities	(52,516)	(51,315)

Cash flows from financing activities:
Proceeds from stock issuance	3,341	—
Proceeds from installment financing	2,279	2,085
Repayment of capital lease and installment financing	(1,976)	(856)
Repayment of debt	(1,500)	(1,500)
Refinancing costs	(150)	—
Taxes paid related to net share settlement of equity awards	(928)	(1,005)
Net cash provided by (used in) financing activities	1,066	(1,276)

Net change in cash and cash equivalents	(11,657)	(13,952)
Cash and cash equivalents, beginning of period	39,885	49,551

Cash and cash equivalents, end of period	$28,228	$35,599

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$7,604	$7,433

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	900	—	—	900

Exercise of warrant agreement	260,068	2	3,339	—	—	3,341

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	72,074	1	(929)	—	—	(928)

Net income	—	—	—	—	1,432	1,432

Other comprehensive income, net of tax	—	—	—	1,283	—	1,283

Balance, June 30, 2015	11,005,434	$110	$173,831	$(22,664)	$159,285	$310,562

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	2,099	—	—	2,099

Exercise of warrant agreement	15,361	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,824	1	(1,006)	—	—	(1,005)

Net income	—	—	—	—	4,604	4,604

Other comprehensive loss, net of tax	—	—	—	(146)	—	(146)

Balance, June 30, 2014	10,586,041	$106	$168,962	$(4,862)	$154,358	$318,564

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Business Description

Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) is the incumbent local exchange carrier for the State of Hawaii with an integrated telecommunications network.  The Company offers a variety of telecommunication services to residential and business customers in Hawaii including local telephone, network access and data transport, television, Internet, long distance and wireless phone service.  The Company also provides communications equipment sales and maintenance, data center colocation and network managed services.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2015 are held in one bank in demand deposit accounts.  During the six months ended June 30, 2015, funds amounting to $0.4 million in a restricted cash account held in conjunction with a lease agreement provision were released and deposited into unrestricted cash.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $15.2 million and $13.6 million at June 30, 2015 and 2014, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues.  Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees.  Such taxes and fees amounted to $2.0 million and $4.0 million for the three and six months ended June 30, 2015, and $1.8 million and $3.6 million for the three and six months ended June 30, 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Basic earnings per share - weighted average shares	10,797,111	10,585,736	10,744,944	10,557,047
Effect of dilutive securities:
Employee and director restricted stock units	25,878	87,655	72,367	135,777
Warrants	435,189	590,227	444,224	607,784

Diluted earnings per share - weighted average shares	11,258,178	11,263,618	11,261,535	11,300,608

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 22,825 shares of common stock for the three months ended June 30, 2015, and 85,074 shares and 34,721 shares of common stock for the three and six month periods ended June 30, 2014, respectively. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the periods presented. Therefore, the effect would be anti-dilutive.  For the six months ended June 30, 2015, there were no restricted stock units that were anti-dilutive to earnings per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for revenue recognition which was amended in July 2015.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for the Company in the first quarter of 2018 and either full retrospective or modified retrospective adoption is permitted. Early adoption is permitted from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s financial position, results of operations and cash flows.

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

In April 2015, the FASB issued an accounting standard simplifying the presentation of debt issuance costs.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability which is consistent with debt discounts. The standard requires retrospective adoption and will be effective beginning in the first quarter of 2016 for the Company. Early adoption is permitted. The Company is currently evaluating the impact and timing of adopting this new accounting standard and the impact it will have on the Company’s financial position, results of operations and cash flows.

3.  Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014

Customers and other	$37,873	$36,4177
Allowance for doubtful accounts	(3,820)	(3,755)

	$34,053	$32,662

4.  Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014

Property, plant and equipment	$887,861	$843,589
Less accumulated depreciation	(317,194)	(277,633)

	$570,667	$565,956

Depreciation expense amounted to $21.3 million and $42.0 million for the three and six months ended June 30, 2015, respectively.  Depreciation expense amounted to $18.2 million and $36.2 million for the three and six months ended June 30, 2014, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Subject to amortization —
Customer relationships	$21,709	$13,018	$8,691	$21,709	$11,799	$9,910
Trade name and other	320	232	88	320	202	118
	22,029	13,250	8,779	22,029	12,001	10,028
Not subject to amortization —
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300

	$49,329	$13,250	$36,079	$49,329	$12,001	$37,328

Amortization expense amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively.  Amortization expense amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2015 (remaining months)	$1,249
2016	2,101
2017	1,703
2018	1,308
2019	1,188
Thereafter	1,230

$8,779

5.  Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014

Salaries and benefits	$12,604	$15,910
Interest	2,496	2,550
Other taxes	1,002	939

	$16,102	$19,399

Other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014

Other postretirement benefits, current	$2,660	$2,660
Installment financing contracts, current	3,524	2,787
Other	1,304	1,343

	$7,488	$6,790

6.  Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at June 30,	Final	June 30,	December 31,
	2015	Maturity	2015	2014

Term loan	5.00%	June 6, 2019	$294,638	$296,138
Original issue discount			(3,331)	(3,715)
			291,307	292,423
Current			3,000	3,000

Noncurrent			$288,307	$289,423

The term loan outstanding at June 30, 2015 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of June 30, 2015 resulting in an interest rate currently at 5.00%.

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

The Company also has a revolving credit facility which was extended on April 9, 2015 to mature on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended June 30, 2015 and 2014.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2015 are as follows (dollars in thousands):

Years ended December 31,
2015 (remainder of year)	$1,500
2016	3,000
2017	3,000
2018	3,000
2019	284,138

$294,638

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.  Interest capitalized by the Company amounted to $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

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

The following provides the components of benefit costs (income) for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest cost	$1,984	$2,208	$4,057	$4,416
Expected asset return	(3,366)	(3,178)	(6,760)	(6,356)
Amortization of loss	39	29	(18)	58
Net periodic benefit income	(1,343)	(941)	(2,721)	(1,882)
Settlement loss	1,397	—	2,248	—

Net benefit expense (income)	$54	$(941)	$(473)	$(1,882)

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Service cost	$259	$230	$518	$460
Interest cost	589	602	1,178	1,204
Amortization of loss	149	15	299	30

Net periodic benefit cost	$997	$847	$1,995	$1,694

During the three and six months ended June 30, 2015, the Company’s pension plan for union employees paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $13.7 million and $19.7 million, respectively.  During the six months ended June 30, 2015, the Company’s pension plan for management employees paid lump sum benefits in full settlement amounting to $0.6 million.  The Company’s pension plan for management employees paid such benefits for the first quarter of 2015 only.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $1.4 and $2.2 million for the three and six months ended June 30, 2015, respectively.  Because of the settlements, the Company remeasured its union pension plan obligations and plan assets as of June 30, 2015.  The Company had previously measured both its union and management pension plan obligations and plan assets as of March 31, 2015 in determining its employee benefit obligations as of that date.  The Company used a discount rate of 4.09% as of June 30, 2015 to measure the union pension plan obligation.  The Company used discount rates of 3.54% to 3.57% to measure the plan obligations as of March 31, 2015.  The new measurements resulted in other comprehensive income of $3.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to contribute $10.0 million to its pension plan in 2015.  As of June 30, 2015, the Company has contributed $4.2 million.  The Company presently anticipates contributing the full amount during the remainder of 2015.

8.  Income Taxes

Income tax expense differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income tax at federal rate	$373	$1,288	$914	$2,633
Increase (decrease) resulting from:
State income taxes, net of federal income tax	46	143	113	310
Compensation deduction limitations	104	236	228	354
Expense reflected in tax basis	211	—	211	—
Other permanent differences	49	185	154	248
Capital goods excise tax credit	(140)	(303)	(363)	(404)

Total income tax expense	$643	$1,549	$1,257	$3,141

The Company evaluates its tax positions for liability recognition.  As of June 30, 2015, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015 or 2014.  All tax years from 2011 remain open for both federal and Hawaii state purposes.

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

As of June 30, 2015, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2015 and 2014 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2015
Nonvested at January 1, 2015	245,752	$27
Granted	140,909	26
Vested	(107,788)	28
Forfeited	(100,053)	25
Nonvested at June 30, 2015	178,820	$26

2014
Nonvested at January 1, 2014	260,734	$18
Granted	157,481	31
Vested	(109,399)	25
Forfeited	(1,534)	29
Nonvested at June 30, 2014	307,282	$24

The Company recognized compensation expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively.  The Company recognized compensation expense of $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the six months ended June 30, 2015 and 2014 was $2.5 million and $2.7 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  The total shares withheld were 35,714 and 34,573 for the six months ended June 30, 2015 and 2014, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.9 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.  In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in the first quarter of 2014.

10.  Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares may be exercised anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the six months ended June 30, 2015 and 2014, warrants were exercised on a cashless basis resulting in the issuance of 21,371 shares and 15,361 shares of common stock, respectively.  In addition, another 238,697 warrants were exercised for cash consideration of $3.3 million during the six months ended June 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The changes in components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

Three months ended June 30, 2015
April 1, 2015	$(62)	$(25,122)	$(25,184)
Other comprehensive income (loss) for 2015	(2)	2,522	2,520

June 30, 2015	$(64)	$(22,600)	$(22,664)

Six months ended June 30, 2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive income for 2015	—	1,283	1,283

June 30, 2015	$(64)	$(22,600)	$(22,664)

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

Three months ended June 30, 2014
April 1, 2014	$(63)	$(4,828)	$(4,891)
Other comprehensive income for 2014	2	27	29

June 30, 2014	$(61)	$(4,801)	$(4,862)

Six months ended June 30, 2014
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive loss for 2014	(1)	(145)	(146)

June 30, 2014	$(61)	$(4,801)	$(4,862)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Retirement plans
Amortization of (gain) loss and settlement loss	1,585	44	2,529	(245)
Income tax credit (charge) on comprehensive income	(602)	(17)	(961)	100

Net of tax	$983	$27	$1,568	$(145)

The amortization of (gain) loss and settlement loss was recognized primarily in selling, general and administrative expense for the periods ended June 30, 2015 and 2014.

11.  Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company entered into an agreement with several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $245 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period for a fractional ownership in the system.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services.  The system is expected to be completed in December 2016.  As of June 30, 2015, the Company had paid $2.3 million to the cable contractor for the cable build.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  This includes a sale of $22.0 million in July 2015.  As of June 30, 2015, the Company had received up-front payments, as provided for in one of the agreements, which are held in escrow amounting to $2.0 million.  The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for the same amount is included in other liabilities.

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

Debt — The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value

June 30, 2015
Assets - investment in U.S. Treasury obligations	$810	$810
Liabilities - long-term debt (carried at cost)	291,307	296,111

December 31, 2014
Assets - investment in U.S. Treasury obligations	$808	$808
Liabilities - long-term debt (carried at cost)	292,423	296,908

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014

Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$810	$808
Signficant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—

	$810	$808

Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Signficant other observable inputs (Level 2)	296,111	296,908
Significant unobservable inputs (Level 3)	—	—

	$296,111	$296,908

13.  Segment Information

The Company operates in two reportable segments of telecommunications and data center colocation.  This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company’s chief operating decision maker.  The telecommunications segment provides local voice services, video, high-speed internet and long distance voice services.  In addition, the segment provides network access which includes data transport.  Various related telephony services are provided including equipment and managed services.  The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

The following table provides operating financial information for the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

Three months ended June 30, 2015
Operating revenues	$93,812	$2,784	$(409)	$96,187
Depreciation and amortization	21,374	567	—	21,941
Operating income (loss)	5,570	(310)	—	5,260

Three months ended June 30, 2014
Operating revenues	$94,700	$2,323	$(239)	$96,784
Depreciation and amortization	18,467	417	—	18,884
Operating income (loss)	8,126	(234)	—	7,892

Six months ended June 30, 2015
Operating revenues	$188,649	$5,381	$(727)	$193,303
Depreciation and amortization	42,102	1,119	—	43,221
Operating income (loss)	11,818	(637)	—	11,181
Capital expeditures	46,377	578	—	46,955

Six months ended June 30, 2014
Operating revenues	$189,576	$4,728	$(448)	$193,856
Depreciation and amortization	36,781	823	—	37,604
Operating income (loss)	16,166	(136)	—	16,030
Capital expeditures	50,716	345	—	51,061

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and six months ended June 30, 2015 and 2014, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating income	$5,260	$7,892	$11,181	$16,030
Corporate other expense	(4,162)	(4,104)	(8,492)	(8,285)

Income before income tax provision	$1,098	$3,788	$2,689	$7,745

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Local voice and other retail services	$63,142	$62,951	$126,354	$125,887
Network access services	30,261	31,510	61,568	63,241
Data center colocation	2,784	2,323	5,381	4,728

	$96,187	$96,784	$193,303	$193,856

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

Recent Developments

Effective June 20, 2015, Scott K. Barber, the Company’s former Chief Operating Officer, became the Company’s President and Chief Executive Officer and was also appointed to the Company’s Board of Directors.  Mr. Barber, had served as the Company’s Chief Operating Officer since January 2013, and has been responsible for overseeing day-to-day operations of the Company’s technology, sales, marketing, customer service, customer care, business operations, and business development teams.  Prior to joining the Company, Mr. Barber was Vice President of Operations of Consolidated Communications, an Illinois based telecommunications company, since July 2012, during which time he led field and network operations teams across six states. Prior to its acquisition by Consolidated Communications, Mr. Barber held various executive positions at SureWest Communications beginning in 1994, most recently as Chief Operating Officer from 2011 to 2012.

Effective May 11, 2015, Dan T. Bessey was appointed the Company’s Chief Financial Officer.  Mr. Bessey previously served as the Chief Financial Officer of Cesca Therapeutics Inc., a biotechnology company, from March 2013.  From 2008 to 2012, Mr. Bessey served as Vice President and Chief Financial Officer of SureWest Communications.  Before becoming Chief Financial Officer of SureWest Communications, Mr. Bessey served in a number of key financial leadership roles within the company, including but not limited to Vice President of Finance, Controller and Director of Corporate Finance beginning in 1995.  Prior to joining SureWest Communications, Mr. Bessey was with Ernst & Young LLP.  Mr. Bessey is a Certified Public Accountant.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of June 30, 2015 and 2014, and our operating revenues for the three and six months ended June 30, 2015 and 2014.  For comparability, we also present volume information as of June 30, 2015 compared to March 31, 2015.

Volume Information

As of June 30, 2015 compared to June 30, 2014

	June 30,	June 30,	Change
	2015	2014	Number	Percentage

Voice access lines
Residential	160,819	177,953	(17,134)	-9.6%
Business	185,975	190,754	(4,779)	-2.5%
Public	3,638	4,028	(390)	-9.7%
	350,432	372,735	(22,303)	-6.0%

High-Speed Internet lines
Residential	93,338	91,405	1,933	2.1%
Business	19,759	19,465	294	1.5%
Wholesale	749	866	(117)	-13.5%
	113,846	111,736	2,110	1.9%

Long distance lines
Residential	101,648	112,231	(10,583)	-9.4%
Business	75,719	78,522	(2,803)	-3.6%
	177,367	190,753	(13,386)	-7.0%

Video services
Subscribers	31,921	23,101	8,820	38.2%
Homes Enabled	175,000	142,000	33,000	23.2%

As of June 30, 2015 compared to March 31, 2015

	June 30,	March 31,	Change
	2015	2015	Number	Percentage

Voice access lines
Residential	160,819	165,074	(4,255)	-2.6%
Business	185,975	187,300	(1,325)	-0.7%
Public	3,638	3,733	(95)	-2.5%
	350,432	356,107	(5,675)	-1.6%

High-Speed Internet lines
Residential	93,338	93,090	248	0.3%
Business	19,759	19,624	135	0.7%
Wholesale	749	796	(47)	-5.9%
	113,846	113,510	336	0.3%

Long distance lines
Residential	101,648	104,527	(2,879)	-2.8%
Business	75,719	76,916	(1,197)	-1.6%
	177,367	181,443	(4,076)	-2.2%

Video services
Subscribers	31,921	29,721	2,200	7.4%
Homes Enabled	175,000	166,000	9,000	5.4%

Operating Revenues (dollars in thousands)

For Three Months

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Wireline Services
Local voice services	$30,864	$33,077	$(2,213)	-6.7%
Network access services
Business data	6,704	6,712	(8)	-0.1%
Wholesale carrier data	13,789	14,280	(491)	-3.4%
Subscriber line access charge	8,562	9,030	(468)	-5.2%
Switched carrier access	1,206	1,488	(282)	-19.0%
	30,261	31,510	(1,249)	-4.0%
High-Speed Internet	11,342	10,753	589	5.5%
Video	8,280	5,474	2,806	51.3%
Long distance services	5,104	5,716	(612)	-10.7%
Equipment and managed services	4,779	4,723	56	1.2%
Wireless	427	539	(112)	-20.8%
Other	2,346	2,669	(323)	-12.1%
	93,403	94,461	(1,058)	-1.1%
Data center colocation	2,784	2,323	461	19.8%
	$96,187	$96,784	$(597)	-0.6%

Channel
Business	$41,181	$42,068	$(887)	-2.1%
Consumer	37,881	36,349	1,532	4.2%
Wholesale	14,995	15,768	(773)	-4.9%
Other	2,130	2,599	(469)	-18.0%
	$96,187	$96,784	$(597)	-0.6%

For Six Months

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Wireline Services
Local voice services	$62,633	$66,852	$(4,219)	-6.3%
Network access services
Business data	13,710	13,336	374	2.8%
Wholesale carrier data	28,122	28,666	(544)	-1.9%
Subscriber line access charge	17,218	18,199	(981)	-5.4%
Switched carrier access	2,518	3,040	(522)	-17.2%
	61,568	63,241	(1,673)	-2.6%
High-Speed Internet	22,670	21,297	1,373	6.4%
Video	15,802	10,228	5,574	54.5%
Long distance services	10,412	11,622	(1,210)	-10.4%
Equipment and managed services	9,043	9,212	(169)	-1.8%
Wireless	877	1,132	(255)	-22.5%
Other	4,917	5,544	(627)	-11.3%
	187,922	189,128	(1,206)	-0.6%
Data center colocation	5,381	4,728	653	13.8%
	$193,303	$193,856	$(553)	-0.3%

Channel
Business	$82,757	$84,579	$(1,822)	-2.2%
Consumer	75,414	72,171	3,243	4.5%
Wholesale	30,640	31,706	(1,066)	-3.4%
Other	4,492	5,400	(908)	-16.8%
	$193,303	$193,856	$(553)	-0.3%

A decrease in local voice services revenues for both the three and six month periods was caused primarily by the decline of voice access lines.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Business data revenues for the three and six months ended June 30, 2015 was comparable to the same periods in the prior year.  Wholesale carrier data revenue for the three and six months ended June 30, 2015 decreased when compared to the three and six months ended June 30, 2014.  This was primarily because of various customer special service charges in the second quarter of 2014.  The impact of the decline in voice access lines is reflected in subscriber line access charges and switched carrier access charges.  Switched carrier access revenue is also adversely impacted by reduced switched access rates in conjunction with the revised regulatory regime for intercarrier compensation.

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

Equipment and managed services revenues was comparable to prior year periods.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The outlook for future periods is uncertain.

Wireless revenues and other service revenues decreased as we attempt to focus our marketing efforts on other services.

Data center colocation revenues increased when compared to the prior year periods as a result of year-over-year increased colocation services and data security related sales.

Operating Costs and Expenses

The following tables summarize our costs and expenses for all segments and by segments for the three and six months ended June 30, 2015 compared to the costs and expenses for the three and six months ended June 30, 2014 (dollars in thousands):

For Three Months

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$39,219	$41,288	$(2,069)	-5.0%
Selling, general and administrative expenses	29,767	28,720	1,047	3.6%
Depreciation and amortization	21,941	18,884	3,057	16.2%

	$90,927	$88,892	$2,035	2.3%

By segment —
Data center colocation	$3,094	$2,557	$537	21.0%
Telecommunications	87,833	86,335	1,498	1.7%

	$90,927	$88,892	$2,035	2.3%

For Six Months

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Cost of revenues (exclusive of depreciation and amortization)	$79,402	$82,236	$(2,834)	-3.4%
Selling, general and administrative expenses	59,499	57,986	1,513	2.6%
Depreciation and amortization	43,221	37,604	5,617	14.9%

	$182,122	$177,826	$4,296	2.4%

By segment —
Data center colocation	$6,018	$4,864	$1,154	23.7%
Telecommunications	176,104	172,962	3,142	1.8%

	$182,122	$177,826	$4,296	2.4%

The increase in operating costs and expenses for the data center colocation segment for the three and six months ended June 30, 2015 compared to the same periods in the prior year is because of greater costs for leased circuits of $0.2 million and $0.4 million, respectively, with increased service volumes.  In addition, for the three and six month periods, depreciation increased $0.2 million and $0.3 million, respectively, on asset additions made to support expected business growth.

The change in operating costs and expenses for the telecommunications segment for the three and six months ended June 30, 2015 compared to the same periods in 2014 are the same as those below explaining changes in costs and expenses for all segments.

The Company’s total number of employees on a Company-wide basis as of June 30, 2015 was 1,305 compared to 1,384 as of June 30, 2014.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Cost of revenues for the three and six month periods ended June 30, 2015 decreased when compared to the prior year periods because of lower electricity costs of $1.5 million and $2.8 million, respectively, on lower rates and reduced usage from various power saving initiatives.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  For the three and six months ended June 30, 2015, the increase is because of the pension settlement loss of $1.4 million and $2.2 million, respectively.  The settlement loss occurred because of a large number of retirements in the first and second quarters of 2015.  It is anticipated that such retirements will slow by the fourth quarter of 2015.

Depreciation and amortization for the three month and six month periods ended June 30, 2015 was higher than the same periods in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

For Three Months

	Three Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Interest expense	$(4,166)	$(4,109)	$(57)	1.4%
Interest income and other	4	5	(1)	-20.0%

	$(4,162)	$(4,104)	$(58)	1.4%

For Six Months

	Six Months Ended
	June 30,		Change
	2015	2014	Amount	Percentage

Interest expense	$(8,503)	$(8,298)	$(205)	2.5%
Interest income and other	11	13	(2)	-15.4%

	$(8,492)	$(8,285)	$(207)	2.5%

Interest expense increased for the three and six month periods because of interest on new installment financing incurred at the end of 2014.  Interest capitalized amounted to $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.  Interest capitalized amounted to $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

Income Tax Provision

We had effective tax rates of 58.6% and 46.7% for the three and six months ended June 30, 2015, respectively.  We had effective tax rates of 40.6% and 40.9% for the three and six months ended June 30, 2014, respectively.  The effective tax rates increased from the prior year periods as permanent differences between financial reporting and income tax income, primarily related to non-deductible compensation, increased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

As of December 31, 2014, net operating losses available for carry forward through 2034 amounted to $105.9 million for federal purposes and $113.1 million for state purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control will be determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $28.2 million. From an ongoing operating perspective, our cash requirements in 2015 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Six Months Ended June 30, 2015 and 2014

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

Net cash provided by operations amounted to $39.8 million for the six months ended June 30, 2015.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $38.6 million for the six months ended June 30, 2014.  The increase in cash provided by operations was because of a decline in contributions to our pension plans of $0.9 million from the six months ended June 30, 2014 to the six months ended June 30, 2015.

Cash used in investing activities for the six months ended June 30, 2015 was primarily comprised of capital expenditures of $52.9 million.  Cash used in investing activities included capital expenditures of $51.3 million for the six months ended June 30, 2014.  The level of capital expenditures for 2015 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the six months ended June 30, 2015 and 2014 was related primarily to the repayment of our debt and satisfaction of other obligations.  In addition, we received $3.3 million upon the exercise of warrants for cash.

Outstanding Debt and Financing Arrangements

As of June 30, 2015, we had outstanding $294.6 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2015, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2014 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2014, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, our floating rate obligations consisted of $294.6 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2015 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, Chief Executive Officer, and Dan T. Bessey, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of June 30, 2015. Based on their evaluation, as of June 30, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on August 4, 2015 announcing its 2015 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 4, 2015	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

August 4, 2015	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

3.2

Amended and Restated Bylaws of Hawaiian Telcom Holdco, Inc. effective May 1, 2015 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 4, 2015).

10.9*	Amended and Restated Employment Offer Letter, effective as of June 12, 2015, by and between Scott K. Barber and Hawaiian Telcom Holdco, Inc.
10.22*	Hawaiian Telcom Holdco, Inc. Amended and Restated Executive Severance Plan, effective June 12, 2015.
10.25

Third Amendment to Amended and Restated Revolving Line of Credit Agreement, dated as of April 9, 2015, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 4, 2015).

10.26*

Employment Offer Letter, effective as of May 1, 2015, by and between Dan T. Bessey and Hawaiian Telcom Holdco, Inc (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 4, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 4, 2015 announcing second quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Identifies each management contract or compensatory plan or arrangement