Form 10-Q
period 2015-09-30
Hawaiian Telcom Holdco, Inc.
filed 2015-11-09
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34686

Hawaiian Telcom Holdco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1710376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii  96813

(Address of principal executive offices)

808-546-4511

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of November 9, 2015,  11,466,398 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$100,905	$97,252	$294,208	$291,109
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,013	42,621	120,415	124,858
Selling, general and administrative	33,146	28,294	92,645	86,280
Depreciation and amortization	22,551	19,717	65,772	57,321
Total operating expenses	96,710	90,632	278,832	268,459
Operating income	4,195	6,620	15,376	22,650
Other income (expense):
Interest expense	(4,148)	(4,103)	(12,651)	(12,401)
Interest income and other	4	13	15	27
Total other expense	(4,144)	(4,090)	(12,636)	(12,374)
Income before income tax provision	51	2,530	2,740	10,276
Income tax provision (credit)	(54)	1,014	1,204	4,155
Net income	$105	$1,516	$1,536	$6,121
Net income per common share -
Basic	$0.01	$0.14	$0.14	$0.58
Diluted	$0.01	$0.13	$0.14	$0.54
Weighted average shares used to compute net income per common share -
Basic	11,040,299	10,586,690	10,844,478	10,567,036
Diluted	11,318,641	11,311,691	11,275,655	11,329,328

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$105	$1,516	$1,536	$6,121
Other comprehensive income (loss) -
Unrealized holding gains (losses) arising during period	(1)	(3)	(1)	(4)
Retirement plan gain (loss)	(8,786)	43	(6,711)	(202)
Income tax credit (provision) on comprehensive income	3,357	(17)	2,565	83
Other comprehensive income (loss), net of tax	(5,430)	23	(4,147)	(123)
Comprehensive income (loss)	$(5,325)	$1,539	$(2,611)	$5,998

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$28,845	$39,885
Receivables, net	33,580	32,662
Material and supplies	9,126	9,337
Prepaid expenses	5,085	3,598
Deferred income taxes	6,481	6,840
Other current assets	3,633	3,481
Total current assets	86,750	95,803
Property, plant and equipment, net	572,242	565,956
Intangible assets, net	35,454	37,328
Goodwill	12,104	12,104
Deferred income taxes	82,917	81,626
Other assets	10,133	9,151
Total assets	$799,600	$801,968
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	44,707	50,499
Accrued expenses	15,331	19,399
Advance billings and customer deposits	16,540	14,686
Other current liabilities	6,630	6,790
Total current liabilities	86,208	94,374
Long-term debt	287,752	289,423
Employee benefit obligations	102,762	99,366
Other liabilities	17,467	14,271
Total liabilities	494,189	497,434
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,122,880 and 10,673,292 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	111	107
Additional paid-in capital	174,005	170,521
Accumulated other comprehensive loss	(28,094)	(23,947)
Retained earnings	159,389	157,853
Total stockholders’ equity	305,411	304,534
Total liabilities and stockholders’ equity	$799,600	$801,968

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,536	$6,121
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	65,772	57,321
Employee retirement benefits	(3,315)	(10,557)
Provision for uncollectibles	2,640	2,493
Stock based compensation	1,087	3,066
Deferred income taxes	1,633	4,770
Changes in operating assets and liabilities:
Receivables	(3,558)	(1,350)
Material and supplies	211	(685)
Prepaid expenses and other current assets	(2,538)	(1,421)
Accounts payable and accrued expenses	(3,222)	1,296
Advance billings and customer deposits	4,054	(50)
Other current liabilities	(693)	(568)
Other	1,988	1,380
Net cash provided by operating activities	65,595	61,816
Cash flows from investing activities:
Capital expenditures	(76,732)	(76,474)
Funds released from restricted cash account	400	—
Net cash used in investing activities	(76,332)	(76,474)
Cash flows from financing activities:
Proceeds from stock issuance	3,342	—
Loan refinancing costs	(150)	—
Proceeds from installment financing	2,779	2,085
Repayment of capital lease and installment financing	(3,083)	(2,014)
Repayment of debt	(2,250)	(2,250)
Taxes paid related to net share settlement of equity awards	(941)	(1,021)
Net cash used in financing activities	(303)	(3,200)
Net change in cash and cash equivalents	(11,040)	(17,858)
Cash and cash equivalents, beginning of period	39,885	49,551
Cash and cash equivalents, end of period	$28,845	$31,693
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$11,234	$11,033

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	1,087	—	—	1,087

Exercise of warrant agreement	376,333	4	3,338	—	—	3,342

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	73,255	—	(941)	—	—	(941)

Net income	—	—	—	—	1,536	1,536

Other comprehensive loss, net of tax	—	—	—	(4,147)	—	(4,147)

Balance, September 30, 2015	11,122,880	$111	$174,005	$(28,094)	$159,389	$305,411

Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012

Stock based compensation	—	—	3,066	—	—	3,066

Exercise of warrant agreement	15,361	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	75,888	1	(1,022)	—	—	(1,021)

Net income	—	—	—	—	6,121	6,121

Other comprehensive loss, net of tax	—	—	—	(123)	—	(123)

Balance, September 30, 2014	10,587,105	$106	$169,913	$(4,839)	$155,875	$321,055

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

Organization

The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2015 are held in one bank in demand deposit accounts.  During the nine months ended September 30, 2015, funds amounting to $0.4 million in a restricted cash account held in conjunction with a lease agreement provision were released and deposited into unrestricted cash.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $14.5 million and $15.1 million at September 30, 2015 and 2014, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.1 million and $6.1 million for the three and nine months ended September 30, 2015, and $1.9 million and $5.5 million for the three and nine months ended September 30, 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per share - weighted average shares	11,040,299	10,586,690	10,844,478	10,567,036
Effect of dilutive securities:
Employee and director restricted stock units	19,045	122,530	76,058	153,752
Warrants	259,297	602,471	355,119	608,540
Diluted earnings per share - weighted average shares	11,318,641	11,311,691	11,275,655	11,329,328

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 84,259 of common stock for the three months ended September 30, 2015. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented. Therefore, the effect would be anti-dilutive.  For the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014, there were no restricted stock units that were anti-dilutive to earnings per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new accounting standard which provides guidance for revenue recognition which was amended in July 2015.  The amendment deferred the effective date for the Company to the first quarter of 2018 with either full retrospective or modified retrospective adoption permitted. Early adoption is allowed from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s financial position, results of operations and cash flows.

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

3. Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Customers and other	$37,453	$36,417
Allowance for doubtful accounts	(3,873)	(3,755)
	$33,580	$32,662

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Property, plant and equipment	$910,799	$843,589
Less accumulated depreciation	(338,557)	(277,633)
	$572,242	$565,956

Depreciation expense amounted to $22.0 million and $63.9 million for the three and nine months ended September 30, 2015, respectively.  Depreciation expense amounted to $19.0 million and $55.1 million for the three and nine months ended September 30, 2014, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$13,628	$8,081	$21,709	$11,799	$9,910
Trade name and other	320	247	73	320	202	118
	22,029	13,875	8,154	22,029	12,001	10,028
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$13,875	$35,454	$49,329	$12,001	$37,328

Amortization expense amounted to $0.6 million and $1.9 million for the three and nine months ended September 30, 2015, respectively.  Amortization expense amounted to $0.7 million and $2.2 million for the three and nine months ended September 30, 2014, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

2015 (remaining months)	$624
2016	2,101
2017	1,703
2018	1,308
2019	930
Thereafter	1,488
$8,154

5.  Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Salaries and benefits	$11,750	$15,910
Interest	2,531	2,550
Other taxes	1,050	939
	$15,331	$19,399

Other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Other postretirement benefits, current	$2,660	$2,660
Installment financing contracts, current	2,733	2,787
Other	1,237	1,343
	$6,630	$6,790

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at September 30,	Final	September 30,	December 31,
	2015	Maturity	2015	2014
Term loan	5.00%	June 6, 2019	$293,888	$296,138
Original issue discount			(3,136)	(3,715)
			290,752	292,423
Current			3,000	3,000
Noncurrent			$287,752	$289,423

The term loan outstanding at September 30, 2015 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%.  The Company has selected the Eurocurrency rate as of September 30, 2015 resulting in an interest rate currently at 5.00%.

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

The Company also has a revolving credit facility which was extended on April 9, 2015 to mature on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended September 30, 2015 and 2014.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one,  two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2015 are as follows (dollars in thousands):

Years ended December 31,
2015 (remainder of year)	$750
2016	3,000
2017	3,000
2018	3,000
2019	284,138
$293,888

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.  Interest capitalized by the Company amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

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

The following provides the components of benefit costs (income) for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$2,107	$2,208	$6,164	$6,624
Expected asset return	(3,146)	(3,178)	(9,906)	(9,534)
Amortization of loss	24	29	5	87
Net periodic benefit income	(1,015)	(941)	(3,737)	(2,823)
Settlement loss	4,118	—	6,366	—
Net benefit expense (income)	$3,103	$(941)	$2,629	$(2,823)

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$259	$230	$777	$691
Interest cost	589	602	1,767	1,805
Amortization of loss	150	15	449	45
Net periodic benefit cost	$998	$847	$2,993	$2,541

During the three and nine months ended September 30, 2015, the Company’s pension plan for union employees paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $25.7 million and $45.5 million, respectively.  During the nine months ended September 30, 2015, the Company’s pension plan for management employees paid lump sum benefits in full settlement amounting to $0.6 million.  The Company’s pension plan for management employees paid such benefits for the first quarter of 2015 only.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $4.1 million and $6.4 million for the three and nine months ended September 30, 2015, respectively.  Because of the settlements, the Company measured its union pension plan obligations and plan assets as of September 30, 2015.  The Company had previously measured its union plan obligations and plan assets as of June 30, 2015 and March 31, 2015 and its management pension plan obligations and plan assets as of March 31, 2015 in determining its employee benefit obligations as of those dates.  The Company used discount rates of 4.03%, 4.09% and 3.54% as of September 30, June 30 and March 31, 2015, respectively, to measure the union pension plan obligations.  The Company used a discount rate of 3.57% to measure the management plan obligations as of March 31, 2015.  The new measurements resulted in other comprehensive loss of $9.0  million and $ 7.3 million for the three and nine months ended September 30, 2015, respectively.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014 that it expected to contribute $10.0 million to its pension plan in 2015.  As of September 30, 2015, the Company has contributed $7.6 million.  The Company expects to contribute $9.3 million for the year ended December 31, 2015.  The lower expected contribution than previously reported is because of changes in funding requirements.

8. Income Taxes

The income tax provision (credit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax at federal rate	$17	$860	$932	$3,494
Increase (decrease) resulting from:
State income taxes, net of federal income tax	3	101	116	411
Permanent difference for compensation limitation	14	177	242	531
Expense reflected in tax basis	(158)	—	53	—
Other permanent differences	55	1	209	249
Capital goods excise tax credit	15	(125)	(348)	(530)
Total income tax provision (credit)	$(54)	$1,014	$1,204	$4,155

The Company evaluates its tax positions for liability recognition.  As of September 30, 2015, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 or 2014.  All tax years from 2011 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 748,000 shares remaining to be issued at September 30, 2015.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of September 30, 2015, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2015 and 2014 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2015
Nonvested at January 1, 2015	245,752	$27
Granted	140,909	26
Vested	(109,426)	28
Forfeited	(101,520)	26
Nonvested at September 30, 2015	175,715	$26

2014
Nonvested at January 1, 2014	260,734	18
Granted	155,146	31
Vested	(111,037)	25
Forfeited	(7,221)	23
Nonvested at September 30, 2014	297,622	$24

The Company recognized compensation expense of $0.2 million and $1.1 million for the three and nine months ended September 30, 2015, respectively.  The Company recognized compensation expense of $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the nine months ended September 30, 2015 and 2014 was $2.6 million and $2.7 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 36,171 and 35,147 for the nine months ended September 30, 2015 and 2014, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.  In March 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in the first quarter of 2014.

10.  Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares were exercisable anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants may be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the nine months ended September 30, 2015 and 2014, warrants were exercised on a cashless basis resulting in the issuance of 137,636 shares and 15,361 shares of common stock, respectively. In addition, another 238,697 warrants were exercised for cash consideration of $3.3 million during the nine months ended September 30, 2015.  Warrants to purchase 504,621 shares of common stock were outstanding at September 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The changes in components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total

Three Months Ended September 30, 2015
July 1, 2015	$(64)	$(22,600)	$(22,664)
Other comprehensive income (loss) for 2015	(1)	(5,429)	(5,430)

September 30, 2015	$(65)	$(28,029)	$(28,094)

Nine Months Ended September 30, 2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive income (loss) for 2015	(1)	(4,146)	(4,147)

September 30, 2015	$(65)	$(28,029)	$(28,094)

Three Months Ended September 30, 2014
July 1, 2014	$(61)	$(4,801)	$(4,862)
Other comprehensive income (loss) for 2014	(3)	26	23

September 30, 2014	$(64)	$(4,775)	$(4,839)

Nine Months Ended September 30, 2014
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive loss for 2014	(4)	(119)	(123)

September 30, 2014	$(64)	$(4,775)	$(4,839)

Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Retirement plans
Amortization of (gain) loss and settlement loss	$4,292	$43	$6,820	$(202)
Income tax credit (charge) on comprehensive income	(1,631)	(17)	(2,592)	83
Net of tax	$2,661	$26	$4,228	$(119)

The amortization of (gain) loss and settlement loss was recognized primarily in selling, general and administrative expense for the periods ended September 30, 2015 and 2014.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company entered into an agreement with several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $245 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the first half of 2017. As of September 30, 2015, the Company had paid $3.0 million to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of September 30, 2015, the Company had received up-front payments of $4.2 million. One of the capacity sale agreements requires $2.0 million to be held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for the same amount is included in other liabilities.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it is accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support will be retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.

For the three and nine months ended September 30, 2015, the Company recognized $2.2 million of the first year funds as revenue in the condensed consolidated statement of income.

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

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amount approximates fair value.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash is measured at Level 1.

Investment securities – The fair value of investment securities is based on quoted market prices.  Investment securities are included in other assets on the condensed consolidated balance sheets.

Debt – The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
September 30, 2015
Assets - investment in U.S. Treasury obligations	$809	$809
Liabilities - long-term debt (carried at cost)	290,752	295,927
December 31, 2014
Assets - investment in U.S. Treasury obligations	$808	$808
Liabilities - long-term debt (carried at cost)	292,423	296,908

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

Assets measured at fair value on a recurring basis represent investment securities included in other assets.  Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$809	$808
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$809	$808
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	295,927	296,908
Significant unobservable inputs (Level 3)	—	—
	$295,927	$296,908

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

The following table provides operating financial information for the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total

Three Months Ended September 30, 2015
Operating revenues	$98,475	$2,762	$(332)	$100,905
Depreciation and amortization	21,978	573	—	22,551
Operating income (loss)	4,352	(157)	—	4,195

Three Months Ended September 30, 2014
Operating revenues	$95,040	$2,485	$(273)	$97,252
Depreciation and amortization	19,298	419	—	19,717
Operating income (loss)	6,723	(103)	—	6,620

Nine Months Ended September 30, 2015
Operating revenues	$287,123	$8,143	$(1,058)	$294,208
Depreciation and amortization	64,080	1,692	—	65,772
Operating income (loss)	16,170	(794)	—	15,376
Capital expeditures	69,395	699	—	70,094

Nine Months Ended September 30, 2014
Operating revenues	$284,617	$7,213	$(721)	$291,109
Depreciation and amortization	56,078	1,243	—	57,321
Operating income (loss)	22,888	(238)	—	22,650
Capital expeditures	76,949	468	—	77,417

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and nine months ended September 30, 2015 and 2014, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating income	$4,195	$6,620	$15,376	$22,650
Corporate other expense	(4,144)	(4,090)	(12,636)	(12,374)

Income before income tax provision	$51	$2,530	$2,740	$10,276

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Local voice and other retail services	$65,280	$63,694	$191,634	$189,583
Network access services	32,863	31,073	94,431	94,313
Data center colocation	2,762	2,485	8,143	7,213
	$100,905	$97,252	$294,208	$291,109

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	failures in critical back-office systems and IT infrastructure or a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	our ability to fund capital expenditures for network enhancements;
•	our ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	changes in demand for our products and services;
•	technological changes affecting the telecommunications industry;
•	economic conditions in Hawaii;
•	our ability to retain experienced personnel;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition;
•	the effect of severe weather and natural disasters;
•	the ability of shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

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

Telecommunications

The telecommunications segment derives revenue from the following sources:

Local Telephone Services – We receive revenue from providing local exchange telephone services.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3-way calling.

Network Access Services – We receive revenue for access to our network for wholesale carrier data, business customer data including Dedicated Internet Access, switched carrier access and subscriber line charges imposed on end users.  Switched carrier access revenue compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.

High-Speed Internet (“HSI”) Services – We provide HSI to our residential and business customers.

Video Services -- Our video services marketed as Hawaiian Telcom TV is an advanced entertainment service.

Long Distance Services – We receive revenue from providing long distance services to our customers.

Equipment and managed services – We provide installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

Wireless -- We receive revenue from wireless services, including the sale of wireless handsets and other wireless accessories.

Data Center Colocation

The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of September 30, 2015 and 2014, and our operating revenues for the three and nine months ended September 30, 2015 and 2014.  For comparability, we also present volume information as of September 30, 2015 compared to June 30, 2015.

Volume Information

As of September 30, 2015 compared to September 30, 2014

	September 30,	September 30,	Change
	2015	2014	Number	Percentage
Voice access lines
Residential	156,311	173,656	(17,345)	(10.0)%
Business	185,393	189,207	(3,814)	(2.0)%
Public	3,589	3,954	(365)	(9.2)%
	345,293	366,817	(21,524)	(5.9)%
High Speed Internet lines
Residential	93,202	92,265	937	1.0%
Business	19,835	19,552	283	1.4%
Wholesale	727	853	(126)	(14.8)%
	113,764	112,670	1,094	1.0%
Long distance lines
Residential	98,637	109,702	(11,065)	(10.1)%
Business	75,375	78,207	(2,832)	(3.6)%
	174,012	187,909	(13,897)	(7.4)%
Video services
Subscribers	34,009	25,766	8,243	32.0%
Homes Enabled	183,000	152,000	31,000	20.4%

As of September 30, 2015 compared to June 30, 2015

	September 30,	June 30,	Change
	2015	2015	Number	Percentage

Voice access lines
Residential	156,311	160,819	(4,508)	(2.8)%
Business	185,393	185,975	(582)	(0.3)%
Public	3,589	3,638	(49)	(1.3)%
	345,293	350,432	(5,139)	(1.5)%

High Speed Internet lines
Residential	93,202	93,338	(136)	(0.1)%
Business	19,835	19,759	76	0.4%
Wholesale	727	749	(22)	(2.9)%
	113,764	113,846	(82)	(0.1)%

Long distance lines
Residential	98,637	101,648	(3,011)	(3.0)%
Business	75,375	75,719	(344)	(0.5)%
	174,012	177,367	(3,355)	(1.9)%

Video services
Subscribers	34,009	31,921	2,088	6.5%
Homes Enabled	183,000	175,000	8,000	4.6%

Operating Revenues (dollars in thousands)

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percentage
Telecommunication Services
Local voice services	$31,080	$32,668	$(1,588)	(4.9)%
Network access services
Business data	7,103	6,470	633	9.8%
Wholesale carrier data	14,245	14,416	(171)	(1.2)%
Subscriber line access charge	8,527	8,786	(259)	(2.9)%
Switched carrier access and subsidies	2,988	1,401	1,587	113.3%
	32,863	31,073	1,790	5.8%
High Speed Internet	11,513	10,909	604	5.5%
Video	8,677	6,531	2,146	32.9%
Long distance services	5,137	5,554	(417)	(7.5)%
Equipment and managed services	5,993	4,818	1,175	24.4%
Wireless	406	515	(109)	(21.2)%
Other	2,474	2,699	(225)	(8.3)%
	98,143	94,767	3,376	3.6%
Data center colocation	2,762	2,485	277	11.1%
	$100,905	$97,252	$3,653	3.8%
Channel
Business	$43,362	$41,728	$1,634	3.9%
Consumer	38,080	37,141	939	2.5%
Wholesale	17,234	15,817	1,417	9.0%
Other	2,229	2,566	(337)	(13.1)%
	$100,905	$97,252	$3,653	3.8%

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percentage
Telecommunication Services
Local voice services	$93,714	$98,806	$(5,092)	(5.2)%
Network access services
Business data	20,812	19,806	1,006	5.1%
Wholesale carrier data	42,368	43,082	(714)	(1.7)%
Subscriber line access charge	25,745	26,985	(1,240)	(4.6)%
Switched carrier access and subsidies	5,506	4,440	1,066	24.0%
	94,431	94,313	118	0.1%
High Speed Internet	34,183	32,206	1,977	6.1%
Video	24,479	16,759	7,720	46.1%
Long distance services	15,550	17,176	(1,626)	(9.5)%
Equipment and managed services	15,037	14,030	1,007	7.2%
Wireless	1,283	1,646	(363)	(22.1)%
Other	7,388	8,960	(1,572)	(17.5)%
	286,065	283,896	2,169	0.8%
Data center colocation	8,143	7,213	930	12.9%
	$294,208	$291,109	$3,099	1.1%
Channel
Business	$126,118	$126,308	$(190)	(0.2)%
Consumer	113,494	109,312	4,182	3.8%
Wholesale	47,874	47,523	351	0.7%
Other	6,722	7,966	(1,244)	(15.6)%
	$294,208	$291,109	$3,099	1.1%

A decrease in local voice services revenues for both the three and nine month periods was caused by the continued decline of voice access lines.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as moving local voice service to VoIP technology offered by competitors.  Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.  Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

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

Business data revenues for the three and nine months ended September 30, 2015 increased when compared to the same periods in the prior year as demand for data services continues to grow.  Wholesale carrier data revenue for the nine months ended September 30, 2015 decreased when compared to the nine months ended September 30, 2014.  This was primarily because of various customer special service charges in the second quarter of 2014.  Wholesale carrier revenue for the three months ended September 30, 2015 was generally comparable to the same period in the prior year.  The impact of the decline in voice access lines is reflected in subscriber line access charges.

Switched carrier access revenue includes government subsidies from the Universal Service Fund.  In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, we notified the FCC that we have accepted CAF Phase II support which amounts to $4.4 million in annual funding. This support is retroactive through the beginning of 2015 and will continue for six years.  Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  As of September 30, 2015, we recognized $2.2 million of the first year funds as revenue in the condensed consolidated statement of income.

HSI revenues increased for the three and nine months ended September 30, 2015 when compared to the prior year periods as a result of a 1.0% year-over-year increase in total HSI subscribers, a rate increase as well as premium pricing on higher bandwidth offerings.

We are continuing the roll out of Hawaiian Telcom TV to selected areas on Oahu as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

The decrease in long distance revenue for the three and nine months ended September 30, 2015 compared to the prior year periods was primarily because of the decline in long distance lines and customers moving to wireless and VoIP based technologies for long distance calling.

Equipment and managed services revenues increased for both the three and nine months ended September 30, 2015 when compared to the same periods in the prior year because of large contract installations for certain institutional customers.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Wireless revenues and other service revenues decreased for the three and nine months ended September 30, 2015 compared to the prior year periods as we focus our marketing efforts on other telecommunication and data center services.

Data center colocation revenues increased for the three and nine months ended September 30, 2015 when compared to the prior year periods as a result of year-over-year increased virtual colocation services and data security related sales.

Operating Costs and Expenses

The following tables summarize our costs and expenses for all segments and by segments for the three and nine months ended September 30, 2015 compared to the costs and expenses for the three and nine months ended September 30, 2014 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$41,013	$42,621	$(1,608)	(3.8)%
Selling, general and administrative expenses	33,146	28,294	4,852	17.1%
Depreciation and amortization	22,551	19,717	2,834	14.4%
	$96,710	$90,632	$6,078	6.7%

By segment —
Data center colocation	$2,919	$2,588	$331	12.8%
Telecommunications	93,791	88,044	5,747	6.5%
	$96,710	$90,632	$6,078	6.7%

	Nine Months Ended
	September 30,		Change
	2015	2014	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$120,415	$124,858	$(4,443)	(3.6)%
Selling, general and administrative expenses	92,645	86,280	6,365	7.4%
Depreciation and amortization	65,772	57,321	8,451	14.7%
	$278,832	$268,459	$10,373	3.9%

By segment —
Data center colocation	$8,937	$7,451	$1,486	19.9%
Telecommunications	269,895	261,008	8,887	3.4%
	$278,832	$268,459	$10,373	3.9%

The increase in operating costs and expenses for the data center colocation segment for the three and nine months ended September 30, 2015 compared to the same periods in the prior year is because of greater costs for leased circuits of $0.1 million and $0.4 million, respectively, with increased service volumes.  In addition, for the three and nine month periods, depreciation increased $0.2 million and $0.4 million, respectively, on asset additions in our data center to support expected business growth.

The change in operating costs and expenses for the telecommunications segment for the three and nine months ended September 30, 2015 compared to the same periods in 2014 are the same as those below explaining changes in costs and expenses for all segments.

The Company’s total number of employees as of September 30, 2015 was 1,287 compared to 1,388 as of September 30, 2014.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Costs of revenue for the three months ended September 30, 2015 decreased when compared to the prior year period because of lower wages and benefits of $1.8 million on lower headcount from natural attrition. In addition, costs declined on lower electricity charges of $1.2 million on lower rates and usage from various power saving initiatives.  These decreases were offset by increased content costs for Hawaiian Telcom TV of $1.2 million as we add subscribers.  Costs of revenues for the nine months ended September 30, 2015 decreased from the prior year period for the same reasons including a decline in wages and benefits of $4.3 million and lower electricity costs of $4.0 million, which were offset by an increase in content costs for Hawaiian Telcom TV of $4.5 million.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  For the three and nine months ended September 30, 2015, the increase is because of the pension settlement loss of $4.1 million and $6.4 million, respectively.  The settlement loss occurred because of a large number of employee retirements in 2015.

Depreciation and amortization for the three month and nine month periods ended September 30, 2015 was higher than the same periods in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three Months Ended
	September 30,		Change
	2015	2014	Amount	Percentage
Interest expense	$(4,148)	$(4,103)	$(45)	1.1%
Interest income and other	4	13	(9)	(69.2)%
	$(4,144)	$(4,090)	$(54)	1.3%

	Nine months ended
	September 30,		Change
	2015	2014	Amount	Percentage
Interest expense	$(12,651)	$(12,401)	$(250)	2.0%
Interest income and other	15	27	(12)	(44.4)%
	$(12,636)	$(12,374)	$(262)	2.1%

Interest expense increased for the three and nine month periods because of interest on new installment financing incurred at the end of 2014.  Interest capitalized amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.  Interest capitalized amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively.

Income Tax Provision

We had effective tax rates of 43.9% and 40.4% for the nine months ended September 30, 2015 and 2014, respectively.  The effective tax rate for the three months ended September 30, 2015 is not meaningful given the relatively low level of pretax income.  The effective tax rates increased for the year-to-date periods as permanent differences between financial reporting and income tax income, primarily related to non-deductible compensation, increased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

As of December 31, 2014, net operating losses available for carry forward through 2034 amounted to $105.9 million for federal tax purposes and $113.1 million for state tax purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control is determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $28.8 million. From an ongoing operating perspective, our cash requirements in 2015 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

We have continued to take actions to conserve cash and improve liquidity.  Efforts have also been taken to generate further operating efficiencies and focus on expense management.  We have focused on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities.  There can be no assurance that these additional actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Any sustained declines in the value of pension trust assets or continued higher levels of pension lump sum benefit payments will increase the magnitude of future plan contributions.

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

Cash Flows for Nine Months Ended September 30, 2015 and 2014

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

Net cash provided by operations amounted to $65.6 million for the nine months ended September 30, 2015.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Net cash provided by operations amounted to $61.8 million for the nine months ended September 30, 2014.  The increase in cash provided by operations was because of a decline in contributions to our pension plans of $1.1 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, we received $2.2 million on an advance billing on long-term fiber circuit capacity for our trans-Pacific submarine cable system.

Cash used in investing activities for the nine months ended September 30, 2015 was primarily comprised of capital expenditures of $76.7 million.  Cash used in investing activities included capital expenditures of $76.5 million for the nine months ended September 30, 2014.  The level of capital expenditures for 2015 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the nine months ended September 30, 2015 and 2014 was related primarily to the repayment of our debt and satisfaction of other obligations.  In addition, we received $3.3 million upon the exercise of warrants for cash during the nine months ended September 30, 2015.  In October 2015, we received an additional $3.3 million upon the exercise of warrants for cash before the warrant expiration on October 28, 2015.

Outstanding Debt and Financing Arrangements

As of September 30, 2015, we had outstanding $293.9 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the nine months ended September 30, 2015, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2014 in our Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, our floating rate obligations consisted of $293.9 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2015 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, our Chief Executive Officer, and Dan T. Bessey, our Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of September 30, 2015. Based on their evaluation, as of September 30, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 should be read in conjunction with the disclosures set forth herein.

PART II – OTHER INFORMATION

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

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on November 9, 2015 announcing its 2015 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 9, 2015	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

November 9, 2015	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 9, 2015 announcing third quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document