Form 10-K
period 2015-12-31
Hawaiian Telcom Holdco, Inc.
filed 2016-03-08
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001‑34686

HAWAIIAN TELCOM HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16‑1710376 (I.R.S. Employer Identification No.)

1177 Bishop Street

Honolulu, Hawaii 96813

(Address of principal executive offices) (Zip Code)

808‑546‑4511

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well‑known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non‑Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑ affiliates as of June 30, 2015 was $132,946,692.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 1,  2016,  11,466,398 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement (Part III of Form 10‑K)

HAWAIIAN TELCOM HOLDCO, INC.

i

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Term	Definition
AAIS	Assignment, activation and inventory system
ADM	Add‑drop multiplexer
AIN	Advanced intelligent network
ATM	Asynchronous transfer mode
AWAS	Automated workforce administration system
BAiO	Business All‑in‑One
CAF	Connect America Fund
CLEC	Competitive local exchange carrier
Communications Act	Communications Act of 1934, as amended
CPE	Customer premises equipment
CSRIC	Reliability and Interoperability Council
DEU/DEUCE	Data exchange utility and connection engine systems
FCC	Federal Communications Commission
FTTN	Fiber‑to‑the‑node
FTTP	Fiber‑to‑the‑premise
GPON	Gigabit Passive Optical Network
HPUC	Hawaii Public Utilities Commission
HSI	High‑speed Internet
IBEW	International Brotherhood of Electrical Workers Local 1357
ILEC	Incumbent local exchange carriers
IP‑VPN	Internet protocol Virtual Private Network
IP	Internet protocol
ISDN	Integrated service digital network
ISP	Internet Service Providers
LATA	Local Access Transport Area
LQP	Loop qualification system
MDU	Multi‑dwelling units
MPLS	Multiprotocol Label Switching
MVNO	Mobile virtual network operator
NIST	National Institute of Standards and Technology
NOC	Network Operations Center
Oceanic	Oceanic Time Warner
PBRSU	Performance‑based restricted stock units
PBX	Private‑branch exchange
QoS	Quality of service
RBOC	Regional Bell operating companies
RSN	Regional Sports Network
ROADM	Reconfigurable optical add‑drop multiplexer
OAM	Operations, administration and maintenance
SDH	Synchronous digital hierarchy
SLC	Subscriber line charges
SONET	Synchronous Optical Network
STP	Signal transfer points
SystemMetrics	SystemMetrics Corporation
TDM	Time Division Multiplexing
UNE	Unbundled network element
UNE‑P	Unbundled network element platform
VoIP	Voice over Internet Protocol
VDSL2	Very High Bit Rate Digital Subscriber Line Generation 2
Wavecom	Wavecom Solutions Corporation
WATS	Wide Area Telephone Service

ii

Forward‑Looking Statements

This Annual Report on Form 10‑K contains certain statements that constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, any statement, projection or estimate that includes or references the words “believes”, “anticipates”, “intends”, “expects”, or any similar expression falls within the safe harbor of forward‑looking statements contained in the Reform Act. These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward‑ looking statements by us are based on estimates, projections, beliefs, and assumptions of management and are not guarantees of future performance. Such forward‑looking statements may be contained in this Form 10‑K under “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward‑looking statements. Additional risks that we may currently deem immaterial or that are not currently known to us could also cause the forward‑looking events discussed in this Form 10‑K not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10‑K.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward‑looking statements and from historical results include, but are not limited to, the following:

•	failures in our critical back office systems and IT infrastructure;

•	breach of our data security systems;

•	increases in the amount of capital expenditures required to execute our business plan;

•	the loss of certain outsourcing agreements, or the failure of any third party to perform under these agreements;

•	adverse changes to applicable laws and regulations;

•	the failure to adequately adapt to technological changes in the telecommunications industry, including changes in consumer technology preferences;

•	adverse economic conditions in Hawaii;

•	the availability of lump sum distributions under our union pension plan;

•	limitations on the ability to utilize net operating losses due to an ownership change under Internal Revenue Code Section 382;

•	the inability to service our indebtedness;

•	limitations imposed on our business from restrictive covenants in our credit agreements;

•	severe weather conditions and natural disasters;

•	network disruptions or other delays or interruptions of service; and

•	failure to renegotiate programming contracts with television content providers.

iii

PART I

Item 1.  Business

Business Overview

Hawaiian Telcom Holdco, Inc. (the Company) is the largest full‑service provider of communications services and products in Hawaii. We operate two primary business segments:

Telecommunications.  This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Telecommunications segment provides high‑speed Internet, long distance services, next‑generation television service, next‑generation Internet protocol (IP)‑based network services, customer premises equipment, data solutions, managed services, billing and collection, wireless services, and pay telephone services. Our services are offered on all of Hawaii’s major islands, except for our next‑generation television service, which currently is available only on the island of Oahu. As of December 31, 2015, our telecommunications operations served approximately 320,000 local access lines, of which 47% served residential customers and 52% served business customers, with the remaining 1% serving other customers; approximately 171,000 long distance lines, of which 56% served residential customers and 44% served business customers; and approximately 113,000 high‑speed Internet lines, which served approximately 93,000 retail residential lines, approximately 18,400 retail business lines, and approximately 700 wholesale business and resale lines.

Data Center Colocation.  This segment consists of data center services including colocation and virtual private cloud.

See “—Segments and Sources of Revenue” below and “Segment Information” in the notes to the financial statements for information regarding revenues and total assets for each business segment.

History and Organizational Structure

General

The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 130 years as Hawaii’s communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii (comprised of Verizon Hawaii Inc. and carved‑out components of Verizon Information Services, GTE.NET LLC (dba Verizon Online), Bell Atlantic Communications Inc. (dba Verizon Long Distance) and Verizon Select Services, Inc. (collectively, the Verizon Hawaii Business)) were transferred to Verizon Holdco LLC, which then was merged (2005 Acquisition) with and into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly‑owned subsidiary of the Company. As a result of the 2005 Acquisition, we became a stand‑alone provider of communications services, operating as Hawaiian Telcom, Inc. (fka Verizon Hawaii Inc.) and Hawaiian Telcom Services Company, Inc., both wholly‑owned subsidiaries of Hawaiian Telcom Communications, Inc.

Hawaiian Telcom, Inc., a Hawaii corporation, operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including long distance, Internet, television, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, cloud‑based services, and wireless businesses. SystemMetrics Corporation, a wholly‑owned subsidiary of Hawaiian Telcom Services Company, Inc. and a Hawaii corporation, provides data center services including colocation and virtual private cloud. Wavecom Solutions Corporation, a wholly‑owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides voice, data and converged services.

The following is a chart of our organizational structure.

Bankruptcy Proceedings

On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and certain other affiliates (collectively, the Debtors) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (later transferred to the United States Bankruptcy Court for the District of Hawaii (Bankruptcy Court)) in order to facilitate a balance sheet restructuring. In November 2009, the Bankruptcy Court confirmed the Debtors’ chapter 11 plan of reorganization (Plan of Reorganization) and entered a written confirmation order (Confirmation Order) on December 30, 2009.    The Plan of Reorganization became effective, and the Company and other Debtors emerged from chapter 11, on October 28, 2010.

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

Over the last decade, the U.S. telecommunications industry has undergone significant structural changes as many of the largest service providers have achieved growth through acquisitions and mergers, while others have restructured or entered bankruptcy to obtain protection from creditors. In addition, the Telecommunications industry continues to see changes in consumer behavior as products and services continue to evolve.  Despite these changes, the demand for telecommunications services as a whole, particularly data services, has remained strong, and telecommunications companies increasingly bundle services and provide integrated offerings for end user customers.  Hawaii’s telecommunications industry remains active, and demand for telecommunications services overall remains strong, due in part to the State’s geographic isolation. Hawaii is connected to the mainland United States and Asia via cable and several satellite networks.

Our Business Strategy

Our primary objective is to become the number one service provider of innovative “Always OnSM” communications, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy are to grow our business with a focus on delivering superior service to our customers, which includes the following:

•

Leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build‑out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber‑to‑the‑node (FTTN) and fiber‑to‑the‑premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high‑speed technologies such as Very High Bit Rate Digital Subscriber Line Generation 2 (VDSL2), Gigabit Passive Optical Network (GPON), and Metro Ethernet to deliver new broadband services such as our next‑generation television to consumers, and Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP‑VPN), managed services, data center services, including colocation and virtual private cloud, and cloud‑based services to businesses. In both customer segments, we continue to enhance our services by adding new service options, features and functionality.

•

Drive a customer‑ and sales‑focused organization.  Our customer operations team allows us to more effectively focus on customer satisfaction and successful delivery of our services, with the ultimate goal of delivering a consistent and comprehensive customer experience.

•

Deliver new and innovative products and services to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, and cloud‑based services supported by the reach and reliability of our network and Hawaii’s only 24x7 state‑of‑the‑art network operations center. We believe our suite of IP‑based services, such as our business VoIP and IP‑VPN services, better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next‑generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

•

Improve operating profitability and capital efficiencies.  We strive to maintain a disciplined approach to managing operating expenses and capital spending. Our focus on driving operational improvements in our business has resulted in cost savings, and we continue to identify initiatives that we believe will further improve our cost structure. In addition, we continue to review and renegotiate contracts with key IT and outsource suppliers, which has led to additional cost savings. We manage our capital expenditures to optimize returns through disciplined planning and targeted investment of capital. Our strategy will be to continue to make strategic investments in our business in order to position the Company for long‑term growth.

In furtherance of the Company’s growth strategy, we continue to make important investments that further our business objectives:

•

In September 2013, we completed the acquisition of SystemMetrics Corporation (SystemMetrics), a leading provider of data center services in the State of Hawaii. The acquisition increased the scale and scope of our existing data center operations by adding a state‑of‑the art facility in Honolulu with 6,500 square feet of data center capacity and room for expansion. SystemMetrics complements our existing portfolio of business service offerings and enables us to further diversify our revenue base, and followed our acquisition of Wavecom Solutions Corporation (Wavecom) in December 2012. Wavecom is an information and communications technology company and facilities‑based competitive local exchange carrier headquartered in Honolulu that provides voice, data and converged services to small and medium‑sized business and carrier customers through a six‑island subsea and terrestrial fiber network. By adding Wavecom’s fiber capacity and business capabilities to our network and operations, we enhanced our ability to serve growing customer demand for high‑speed Internet bandwidth and next‑generation, end‑to‑end solutions, and improved redundancy and diversity statewide. In addition, we assumed ownership of a new, largely under‑utilized 8,000 square foot data center which enhanced our opportunities in managed hosting, colocation, and cloud services.

•

In August 2014, the Company joined a consortium of national and international companies to build and operate the Southeast Asia to United States (SEA-US) trans Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States. The cost to construct the system is expected to be approximately $250 million. The Company will pay $25 million over the multi-year construction period, with the majority to be paid at periodic milestones in 2016 and 2017, for a fractional ownership in the system, of which $3.5 million has been paid to date. As part of this project, the Company has agreed to construct a cable landing station in Makaha, Hawaii, and to provide cable landing services to SEA US and another trans-Pacific system. Management expects the system to be completed in the second half of 2017, and will provide an initial 20 Tbps of capacity using state of the art 100Gbps technology to accommodate the statewide increase in data consumption.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

•

Strong Local Presence.  We have been serving Hawaii’s communities for over 132 years and employ approximately 1,300 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. Moreover, we believe we are able to understand our customers’ needs because our employees share many of those same needs. We also share Hawaii’s history, heritage, and strive to be an example of Hawaii’s unique values. Because we are locally managed, we believe we are more responsive to Hawaii’s consumers and businesses.

•

Growth‑Oriented Product Portfolio.  We are the only communications service provider in our market that can provide the same broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communications and IP‑based network services, managed services, data center services including colocation and virtual private cloud, and cloud‑based services. Our expanding service suite, including high‑quality enhanced data networking services such as our business VoIP and IP‑VPN services, and our managed services, are targeted at the key growth areas in our marketplace. Our next‑generation television service, employing Ericsson Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity that we did not capture previously, and also promotes pull-through sales of Internet service.

•

Advanced Network Infrastructure.  We own one of the State’s most extensive and reliable communications networks, including one of the broadest fiber optic cable networks consisting of approximately 211,000 strand miles of fiber optic cable and more than 11,500 route miles of copper wire distribution lines. Our statewide MPLS backbone is one of the largest IP networks in Hawaii and allows us to deliver advanced IP‑based services to over 99% of the State’s population. Our network is supported by Hawaii’s only 24x7 state‑of‑the‑art network operations center. We continue to expand our fiber network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

•

Strong Management Team.  We have assembled an experienced management team that we believe is well‑qualified to lead our Company and execute our strategy. Our management team has significant operational experience in the telecommunications industry combined with extensive knowledge of our local market, which we believe will continue to be a critical driver of our success going forward.

Our Products and Services

Telecommunications

Local Exchange Services

Our local exchange carrier business generates revenue from local network services, network access services and certain other services, each of which is described below.

Local Network Services

Our traditional local network service enables customers to originate and receive telephone calls within a defined “exchange” area. We provide basic local services on a retail basis to residential and business customers, generally for a fixed monthly recurring charge. Basic local service also includes non‑recurring charges to customers for the installation of new products and services. Basic local exchange services are enhanced with a variety of value‑ added services such as call waiting, caller ID, voice messaging, three‑way calling, call forwarding and speed dialing. Value‑added services may be purchased individually or as part of a package offering for a monthly recurring charge. We also offer other local exchange services, such as local private line and inside wire maintenance. The rates that can be charged to customers for basic local and certain other services are regulated by the HPUC. We charge business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. See “—Regulation” for further discussion of regulatory matters.

Network Access Services

We offer special access voice and data services, which we believe are a key growth area driven by demand for increasing bandwidth from business and wholesale customers. Special access services include IP-based private networks as well as Synchronous Optical Network (SONET), Time Division Multiplexing (TDM) transport services, and switched and non-switched (or dedicated) services such as point to point single channel circuits. See “—Regulation” for further discussion of access charges.

Our network access services are offered in connection with the origination and termination of long distance, or toll, calls that typically involve more than one company in the provision of end‑to‑end long distance service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which we bill to each interexchange carrier for the use of our facilities to access our customers. In addition, we bill a component of access charges directly to our customers. Our network access services generate intrastate access revenue when an intrastate long distance call that involves us and an interexchange carrier is originated and terminated within Hawaii. This access charge is regulated by the HPUC. Similarly, our network access services generate interstate access revenue when an interstate long distance call is originated from a Hawaii local calling area served by us and is terminated in a local calling area in another state and vice versa. Interstate access charges are regulated by the FCC.

Long Distance Services

We provide long distance services to transmit international calls, interLATA (Local Access Transport Area) domestic calls, and regional toll calls made to points outside a customer’s local calling area but within our local service area (intraLATA toll). In Hawaii, each of the islands is a local calling area, and calls between the islands are intraLATA toll calls. Other long distance services include 800 number services and wide area telecommunication services, or WATS, private line services, and operator services associated with long distance calls. As of December 31, 2015, we served approximately 171,100 long distance lines, of which 56% served residential customers and 44% served business customers.

Internet Services

We provide high speed Internet (HSI) access to our residential and business customers. Our data network enables us to provide extensive high speed network access. We have HSI available in 79 of our 86 central offices. As of December 31, 2015, we served approximately 93,000 retail residential HSI lines, 18,400 retail business HSI lines, and 700 wholesale business and resale HSI lines.

Managed and Cloud‑Based Services

We provide managed services as an end‑to‑end solution that manages, monitors, and supports a business’s network, CPE, and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day‑to‑day management of their networks to us. Our managed services product portfolio consists of managed network and security services, colocation services, IT professional services, and security consulting.

Advanced Communications and Network Services

The role of business communication providers is evolving. Consistent with this, we have expanded into application‑centric, advanced communications and network services. Our advanced communications and network services include Routed Network Service, a high‑performance IP virtual private networking service for business customers; Enhanced Internet Protocol Data Service, a multipoint switched Ethernet service; and Hosted PBX, a business VoIP service that provides businesses with a complete, converged communication solution in a hosted package.

Next‑Generation Television Service

We introduced our next generation television service on the island of Oahu in July 2011. During 2015, we continued to invest in our network to provide integrated digital video, high speed broadband and voice services to new and existing customers. Such investment is expected to continue through 2016 and subside beginning in 2017.  Our Hawaiian Telcom TV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to bundle digital video, high speed broadband and voice services in certain areas of the island of Oahu. We had strong Hawaiian Telcom TV growth, with more than 7,700 subscribers added in 2015, and ended the year with approximately 35,900 subscribers. We also enabled approximately 29,000 households in 2015, increasing our cumulative total to approximately 189,600 households on Oahu as of the end of 2015. Enabling households means these homes can subscribe to our next generation network services, including our Hawaiian Telcom TV service.

Wireless Services

We offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was renewed in May 2015 for a 3-year term which expires in May 2018.

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

Data Center Colocation

We provide colocation and virtual private cloud data center services. Colocation enables our customers to install and remotely operate their IT equipment. Virtual private cloud services include the use of shared virtualized computing resources and a variety of customer control features and services, including back up data storage and cloud-based network security. We also provide related professional services, including planning, design, implementation and support services, to enable our customers to better manage and transition between their IT solutions.

Markets and Customers

Telecommunications

We have been a telecommunications provider in Hawaii for more than 132 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State’s most extensive local telecommunications network, with approximately 320,000 local access lines served as of December 31, 2015, of which 47%  served residential customers, 52% served business customers, and the remaining 1% served other customers.

Our market is characterized by high population density, with approximately 70% of the state’s population concentrated on Oahu over an area of approximately 598 square miles, or approximately 1,600 persons per square mile. In addition, approximately 38% of the households in Hawaii reside in multi‑dwelling units (MDUs)—approximately 44% on Oahu—compared with approximately 26% in the U.S. overall. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost‑ effective manner and to market and sell our services more effectively. Given Hawaii’s geographic isolation and the diversity of its population, Hawaii residents and businesses may have telecommunications needs that are different from those on the mainland United States. Furthermore, in 2014, the median household income in Hawaii was estimated to exceed the national median household income by approximately $16,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

Our business marketplace is dominated by several key industries. The federal government accounts for approximately 13% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government, collectively through its many departments and agencies, is one of our largest customers. Similarly, Hawaii state and local government, collectively through their many departments and agencies, constitutes a significant part of our business.  The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii’s small business market (in the aggregate) is also a key driver of Hawaii’s economy—approximately 95% of the companies in Hawaii employ fewer than 50 employees, and these businesses make up a market of approximately 37,000 businesses. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

Data Center Colocation

We believe there is a significant growth opportunity to provide data center services, including colocation and virtual private cloud, to businesses across the State of Hawaii. There are two important trends driving the growth in the adoption of data center services—the increasing use of cloud based technologies by business customers to run their most important business functions, and the increasing demand for outsourced solutions. At present, the percentage of businesses in Hawaii that use colocation and virtual private cloud services is small compared to utilization in similarly sized mainland U.S. markets.

Competition

The telecommunications industry is highly competitive. We experience competition from many communications service providers, including the local cable operator Oceanic Time Warner (Oceanic), wireless carriers, long distance providers, competitive local exchange carriers, Internet service providers, Internet information providers, over‑the‑top hybrid voice providers, and other companies that offer network services and managed enterprise solutions. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to competition that may affect our future revenue growth. We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services.

Oceanic, a subsidiary of Time Warner Cable Inc., the second largest cable operator in the United States, is the Company’s most significant competitor. Approximately 72% of the occupied households on Oahu that subscribe to television service subscribe to Oceanic’s cable television service. Oceanic also has the majority share of the high speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high speed Internet, and voice services through competitive bundled offerings. In addition, Oceanic has targeted communications service offerings to small and medium sized businesses.  Oceanic competes aggressively with the Company on products, pricing and marketing.

Wireless communications services continue to constitute a significant source of competition with traditional wireline phone service, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, many customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate the wireless substitution trend will continue, and could pose additional threat to our high speed Internet product, particularly if wireless service rates continue to decline and the wireless service providers are able to deliver faster data speeds. Over the top hybrid providers, such as Skype and Magic Jack, also offer the capability to provide local voice and long distance calls using an Internet equipped personal computer.

The advanced communications and network services business, as well as the managed services, data center services including colocation and virtual private cloud, and cloud based services businesses, are highly competitive due to the absence of significant barriers to entry. The emergence of non traditional, application centric players in the market is redefining the role of service providers in these fields.

We are uniquely positioned in the State to bundle data center services with network, managed services, data communications equipment and support services for an end to end, statewide solution. Due to the high cost of commercial real estate in the State of Hawaii, there is a limited inventory of colocation data center space available for Hawaii businesses. There are numerous other providers of cloud based software, including system integrators in Hawaii and web based service providers, that offer software subscriptions and virtual machines on cloud based servers housed in data centers on the mainland U.S. and internationally. However, such out of state solutions raise concerns regarding response latency, the higher cost of private network connectivity from Hawaii and data security.

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

Network Architecture and Technology

Our strategy is to enhance and expand the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services and managed and cloud-based services. In 2015, we invested approximately $74 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2015 to add hundreds of miles to our fiber network and continuing our transformation toward an optical, IP-based broadband network. Additionally, we believe that our commitment to the SEA-US trans-pacific submarine cable system will enable us to expand data connectivity beyond Hawaii to both the Asia/Pacific and Continental U.S. locations.

MPLS and Transport Network

We believe that our statewide MPLS network is unmatched in Hawaii in reach, capacity, security, resiliency, and reliability. Consisting of 8 core routers and 39 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features, including advanced traffic engineering support of intelligent QoS (Quality of Service) Service OAM (operations, administration, and management) capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, support for IPv6 (Internet Protocol version 6), carrier grade Ethernet, and up to 100Gb Ethernet access. Driven by continued high bandwidth demands from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2015 we continued to expand our next generation packet optical transport network. This next-generation platform combines wave division multiplexing (WDM) transport, reconfigurable optical add-drop multiplexers (ROADM), and centralized carrier Ethernet switching in a single converged device helping us to meet the growing bandwidth needs at a more affordable price. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, along with expanded peering and content caching arrangements with global providers to reduce latency and buffering to our customers. In 2016, we plan to continue to expand bandwidth capacity in the core and edge of our MPLS network to accommodate increased demand.

Our telecommunication infrastructure includes more than 15,500 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave radios provide additional inter island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are connected by trans-Pacific fiber optic cables to the U.S. Mainland which provide ring diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

Voice Network

We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. In 2015, we increased the diversity and resiliency of our backend packet switching network to increase the survivability and reliability of our Business All-in-One (BAiO) and Session Initiation Protocol (SIP)-based voice products.

As of December 31, 2015, we operated 99 local base and remote switches and five tandem switches on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our legacy access lines are served by digital switches provided predominantly by Nokia (formerly Alcatel-Lucent) and Genband.

Network Optimization Initiatives

To lower on going operational costs and to adjust our capacity to account for legacy revenue attrition, we optimized portions of our network. We decommisoned 2 voice switches, 20 legacy transport nodes, and 3 ATM/Frame Relay switches through the course of 2015. We expect to continue with cost optimization of our legacy Wavecom acquisition network in 2016 as we integrate those platforms into our current Hawaiian Telcom portfolio.

Access Infrastructure

In 2015, we continued our aggressive investment to transform our access network to a high-speed, fiber-based broadband network and now have approximately 189,600 households enabled on our next generation broadband network.  An additional 2,900 business addresses are also on our GPON network. Continued deployment of FTTP solutions will serve new (greenfield) MDU, single family subdivision developments, and targeted business corridors. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our television service, and reduce maintenance costs. We also continued to expand our fiber network deeper into neighborhoods, shortening over 7,500 customer loops in 2015 to 3,000 feet or less using FTTN technology, expanded our fiber networks to approximately 455 cell sites across the state of Hawaii to provide backhaul services to our wireless carrier customers, and fine-tuned our FTTP access infrastructure to accommodate 1 Gbps download speed internet bandwidth on all major islands. These network enhancements allowed the increased penetration and expansion of higher broadband services including our television service.  Our 2016 plans includes further expansion of our next-generation broadband network in both residential and business areas.

In 2015, we used the federal Connect America Fund (CAF) to provide high speed data services to approximately 900 underserved and unserved locations on the island of Hawaii.  Our 2016 plans include a continuation of expansion of providing broadband to additional CAF-eligible areas as part of our federal grant.

Next-Generation Television Service

The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next-generation television service on the island of Oahu in July 2011, deploying the service to both copper-fed and fiber-fed customers and converting entire MDU complexes to our new service. Utilizing Ericsson Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP based network and provide our customers with new viewing experiences and applications, such as Whole Home DVR (Digital Video Recorder), instant channel change, brilliant picture and sound quality, and over 80 TV Everywhere apps that allow customers to view content on mobile devices. We continue to see strong demand for our television service as we expand our footprint to additional areas on the island of Oahu.

Network Surveillance and Operations

Our statewide network infrastructure is monitored and managed by our Network Operations Center (NOC) located in Honolulu. The NOC provides surveillance 24x7, 365 days-a-year, for our statewide network consisting of 86 central offices, associated interoffice facilities, and microwave radio towers. Our network infrastructure for voice, data, and video is monitored proactively with state-of-the-art performance and fault management systems. Customer networks are also monitored proactively in the NOC upon request. We have a customer service center which also operates on a 24x7, 365 days-a-year basis to handle customer inquiries and repairs, and provide call completion services. All customer installations and repairs requiring a field technician are offered during extended hours and coordinated by our Dispatch Center. All construction activity, for both outside and inside plant, is coordinated by our engineering operations team located at our main office on Oahu.

In addition to our network infrastructure, we operate a wide range of equipment from large boom trucks to small passenger vehicles, mobile generators, and other miscellaneous trailers, tools and test equipment. We own or lease most of our administrative and maintenance facilities, central offices, remote switching platforms, and transport and distribution network facilities. With limited exception, our assets are located exclusively in the state of Hawaii.

Information Technology and Support Systems

Our IT-related initiatives continue to be aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. Our systems have evolved and we continue to focus our strategy towards customer-centric architectures. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development. The service delivery mechanisms are comprised of a mixture of commercial off-the-shelf-systems, internally designed and developed systems that are purpose built for functions unique to our product offerings, and select niche applications that offer optimal capabilities and flexibility at the network layer.

As part of our ongoing commitment to customer service, we implemented improvements in 2015 to our customer contact center systems with the implementation of a 360° customer view and a significant upgrade to the latest IVR/ACD technology. In addition, in 2015 we provided our sales force with new system capabilities in support of our next generation network for quicker quoting.

We continue to focus efforts on flow-through automation from order entry through billing, and in 2015 we continued to implement improvements which reduced manual processing of complex orders, increased productivity, and enhanced overall data quality. We made further improvements in 2015 through consolidation of order entry process and systems. We improved our field dispatch and fiber provisioning systems to increase installation efficiency of our next generation network. In 2016, we plan to continue to make improvements through version upgrades of our existing Business Order entry systems, IVR/ACD, and our provisioning and inventory management applications.

As is the case with other telecommunications companies, we are an on-going target for cyber criminals. In response, we have aggressively pursued initiatives to reduce our cyber security related risks.  In 2015, we adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework to guide our current and future cybersecurity standards, policies, guidelines and practices.  Using this framework, we implemented a unified security management infrastructure to consolidate our cybersecurity threat detection and intelligence in addition to deploying additional security control points to improve our security posture.  We continue to provide our employees, contractors and vendors awareness including evolution of our corporate cybersecurity communications and policies.   Hawaiian Telcom also provides cybersecurity awareness to our customers and the Hawaii community in general.  In 2016, we are continuing our investment in security access, control points and systems as our Information Technology evolves in the areas of mobility and cloud services.   In addition, we continue to leverage government resources at the federal, state and local levels to enhance the cybersecurity of Hawaiian Telcom’s network and services.  These and other investments reflect our on-going commitment to securing our information assets and protecting sensitive data in our information systems.

Employees

As of December 31, 2015, we employed approximately 1,300 full‑time employees in Hawaii. Of the total employees, approximately 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357 pursuant to a five‑year collective bargaining agreement that expires at the end of 2017. We believe that management currently has a constructive relationship with the represented and non‑ represented employee group.

Insurance

We have insurance to cover risks incurred in the ordinary course of business, including errors and omissions, cyber liability, general liability, property coverage (which includes business interruption), director and officers and employment practices liability, auto, crime, fiduciary and worker’s compensation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial coverage against “all risks” of loss including fire, windstorm, flood, earthquake, and other perils not specifically excluded by the terms of the policies. As is typical in the telecommunications industry, we are self‑insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above‑ground transmission lines. We believe that our insurance coverage is adequate; however, the incurrence of substantial uninsured liabilities due to damage or loss to such facilities could have a material adverse effect on our financial results.

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

Universal Service

As a provider of interstate telecommunications, we are required to contribute to federal universal service programs. The FCC adjusts the contribution amount quarterly and may increase or decrease this amount depending on demand for support and the total base of contributors. Pending proposals to change the contribution methodology could increase or reduce our total obligation to this funding. We previously drew Interstate Access Support of approximately $1.9 million annually from this funding, which was phased out in 2015 after we accepted Connect America Fund (CAF) Phase II support, as further described below.

In November 2011, the FCC released its “Connect America Fund” Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transforms the FCC’s universal service and intercarrier compensation systems into a new Connect America Fund (CAF), which funds broadband deployment in census blocks that the FCC has determined are unserved by an unsubsidized wireline competitor. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF Phase II support is distributed pursuant to a forward looking cost model. In August 2015, we notified the FCC that we have accepted CAF Phase II support which amounts to $4.4 million in annual funding. This support is retroactive through the beginning of 2015 and will continue for six years. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.    In addition, the FCC previously awarded Hawaiian Telcom, Inc. approximately $400,000 in CAF Phase I Round 1 support and approximately $1 million in CAF Phase I Round 2 support.  Broadband deployment obligations for Round I and two-thirds of the deployment obligations for Round 2 have been completed The FCC is expected to issue additional clarifications to the order but we do not know if this will impact our ability to meet the program obligations or result in a loss of some of the support if program obligations are not fully met in a timely manner.

Government Regulation of Retail Rates

The FCC and the HPUC are the two agencies that regulate our telecommunications services. In general, the FCC regulates interstate service, and the HPUC regulates intrastate service. The HPUC has, slowly over time, reduced its rate regulation of some of our services. The HPUC classifies all regulated telecommunications services as fully competitive, partially competitive, or non‑competitive.

In 2009 and 2010, the Hawaii State Legislature required the HPUC to treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter island), central exchange (Centrex), most residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as “fully competitive” under the HPUC’s rules with certain qualifications. HPUC approval and cost support filings are no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings must be priced above the service’s long run incremental cost, and the HPUC can require cost support demonstrating compliance with its costing rules at any time. The HPUC retains the ability to suspend and investigate any offering.  In 2012, the Hawaii State Legislature further leveled the regulatory playing field by providing us with pricing flexibility to increase tariffed intrastate rates for any retail telecommunications service without approval from the HPUC with the exception of basic exchange service. (i.e., single line residential and single line business services), which continue to require HPUC approval. Competitive forces, however, may cause us to be unable to raise our local rates in the future.

The classification of retail local exchange intrastate services as fully competitive and the ability to bundle the services with other fully or partially competitive services or other services that are not within the HPUC’s jurisdiction enable us to charge a discounted rate for bundled service offerings and have helped us to be more competitive.

State and Federal Regulation of Long Distance Services

We are subject to certain conditions imposed by the HPUC and the FCC on the manner in which we conduct our long distance operations. For example, we are prohibited from joint ownership of local and long‑distance telephone transmission or switching facilities. The HPUC is responsible for ensuring that our ILEC does not discriminate against other long distance providers.

Federal Requirements

As an ILEC, we are subject to federal laws governing a number of access and interconnection requirements, other competitive obligations. Among other things, an ILEC must negotiate in good faith with other carriers requesting interconnection and access to unbundled network elements (UNEs) and must offer its competitors access to UNEs, such as local loops and inter office transport, at regulated rates. The FCC also has limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in FTTC and FTTP arrangements. In addition, federal law regulates competitors’ requests to colocate facilities within our central offices and to have access to our subscriber list information in order to produce competing directories. The FCC also has imposed specific rules regarding the manner and time within which a customer’s telephone number must be ported to a competing carrier’s service, and has strict guidelines prohibiting the ILEC’s use of this information for any other purposes.

Interstate and Intrastate Access Charges

The rates that we can charge for interstate access are regulated by the FCC. The FCC has made various reforms to the existing rate structure for access charges, which, combined with greater competition, have caused the aggregate amount of access charges paid by long distance carriers to decrease over time.

Our interstate and intrastate access charge levels have been and will continue to be fundamentally affected by the FCC’s reform of intercarrier compensation, described below.

Federal Framework for Intercarrier Compensation

In its “Connect America Fund” Order (see “—Universal Service” above) that reformed universal service, the FCC also fundamentally restructured the regulatory regime for intercarrier compensation, which consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC’s order required that price-cap carriers reduce interstate and intrastate terminating switched access rates to $.0007 over a six year phase-down period.  The FCC also required that most intercarrier compensation be eliminated, and that a system of “bill & keep” replace it whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase down of those rates over a six-year period for price cap companies such as Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized Hawaiian Telcom, Inc.  to assess its end user customers a limited recovery charge that would increase over the time period during which intercarrier compensation rates decline, then would be phased out over a three-year period beginning in 2017. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol based service providers on a prospective basis, subject to the same interim phase down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and television services.

Hawaiian Telcom, Inc. has implemented the first four phases of the intercarrier compensation reform, offsetting a portion of the resulting revenue loss through the FCC-authorized monthly recurring access recovery charge for certain classes of customers.  The intercarrier compensation portion of the FCC’s order is subject to a number of petitions for reconsideration and court appeals. We do not know the timing or outcome of such petitions or appeals.

In a separate proceeding, the FCC found that Internet bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

Special Access

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. In the first quarter of 2015, Hawaiian Telcom, as a provider of dedicated special access services, complied with the FCC’s order for a mandatory special access data collection by filing detailed information concerning carrier services provided to enterprise and wholesale customers, including special access services. The FCC is using the data collected to evaluate competition in the market for special access services and to help the FCC decide whether to modify the special access pricing rules for price cap carriers, including whether the pricing flexibility rules should be modified or eliminated. The FCC has compiled the data and our economic consultant, hired by a consortium in which we participate with six other price cap carriers, has submitted their findings that competition in the special access market is robust and that pricing flexibility should be continued. We also filed comments in support of these findings with respect to the Hawaii market. We do not know when this proceeding will be concluded or what impact it will have on providers of dedicated special access services.

In October 2015, the FCC initiated an investigation into the terms and conditions of the special access service pricing plans of four large price cap carriers (AT&T, CenturyLink, Frontier, and Verizon).  Issues designated for investigation include whether the following practices are just and reasonable practices under the Communications Act (Act): (1) percentage commitments based on a purchaser’s historical or existing levels of purchases; (2) shortfall fees; (3) upper percentage thresholds; (4) overage penalties; (5) certain long-term commitments; and (6) early-termination fees,.  The investigation will also consider whether certain commercial agreements should be subject to the filing requirements of the Act and whether the special access pricing plans inhibit the transition from TDM-based special access to IP-based services.  We do not know when this proceeding will be concluded or what impact it will have on our pricing of special access services.

Federal Regulatory Classification of Broadband and Internet Services

The FCC has been considering whether, and under what circumstances, services that employ Internet protocol are “telecommunications services” subject to regulations that apply to other telecommunications services, but it has not definitively ruled on the issue and instead has made a series of decisions addressing specific services and regulations.

In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since Hawaiian Telcom, Inc. was part of Verizon when the original Verizon petition for forbearance was filed. This action permitted us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions for eligible services. In October 2011, tw telecom of hawaii l.p. and others filed a petition requesting the FCC to reverse in part the forbearance deemed granted to Verizon. We filed comments in opposition to the petition. In November 2012, the Ad Hoc Telecommunications Users Committee and others filed a petition requesting the FCC to reverse in part the forbearance for Verizon and other grants of forbearance by the FCC related to advanced broadband special access services. There is no definite timeframe for an FCC decision on these petitions.

In December 2010, the FCC adopted “net neutrality” rules, termed “open Internet” rules that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC’s Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non discrimination, and transparency. The anti discrimination and no blocking rules were vacated by a federal court of appeals, but the public disclosure requirement remains in place.

In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. While reasonable network management is permitted, the open Internet order bans blocking legal content/applications, throttling lawful traffic and paid prioritization or “fast lanes”, expands transparency rules and creates a general conduct rule to bar broadband Internet service providers from unreasonably interfering with or disadvantaging the ability of consumers and edge providers to reach and communicate with each other. Further, the FCC granted new authority to address Internet interconnection issues arising in the exchange of traffic between mass market broadband providers and other networks and services such as edge providers. While the order grants forbearance from many Title II provisions such as rate regulation or tariffs, last mile unbundling, burdensome filing requirements/accounting standards, USF contributions, and any new taxes or fees, uncertainty looms concerning continued forbearance in future years. Congress is considering adopting open Internet legislation to prevent Title II regulation of broadband services. The FCC’s order and its reclassification of broadband service is also subject to petitions for reconsideration and court appeals. , and may take several years to resolve. We do not know what the final outcome of these actions will be, or how our broadband services may be affected.

Video Services Regulation

Through our Hawaiian Telcom Services Company, Inc. subsidiary, we began to provide television service on the island of Oahu in July 2011. We are regulated as a cable TV operator under federal and state law. As the non‑dominant video service provider in the state of Hawaii, we face the risk that we will be unable to obtain access to programming that we need in order to compete with Oceanic Time Warner (Oceanic), the dominant cable TV provider in the state. Some of this programming is owned by the parent company of Oceanic, which may or may not be required to provide access to us under the FCC’s program access rules.

In October 2012, the FCC issued an order lifting the program access rule ban on exclusive contracts between any cable operator and any cable‑affiliated programming vendor. It also issued a separate notice seeking comment on whether (1) to establish a rebuttable presumption that an exclusive contract for a cable‑affiliated Regional Sports Network (RSN) is an unfair act; (2) it should establish a standstill provision during an RSN‑related complaint; and (3) the presumptions for RSNs should be extended to a cable‑affiliated national sports network. The FCC found a preemptive prohibition on exclusive contracts is no longer necessary and that a case‑by‑case process will remain in place to assess the impact of individual exclusive contracts. The FCC order provides a 45‑day answer period for all complaints and a six‑month deadline for it to act on a complaint alleging a denial of programming. The order also incorporates safeguards regarding RSNs, by establishing a rebuttable presumption that an exclusive contract involving a cable‑affiliated RSN has the “purpose or effect” of “significantly hindering or preventing” the complainant from providing television services, placing the burden of proof on the distributor.

In December 2012, the FCC granted a complaint filed by the Mauna Kea Broadcasting Company with the FCC seeking to place its over the air broadcasting station KLEI TV on both Oceanic’s and our television systems. The order required us to place KLEI TV on channel 6, which is already occupied by another programming station. Both Oceanic and Hawaiian Telcom Services Company, Inc. have filed a petition for reconsideration of this decision, which effectively stays the mandate of the order until all appeals are resolved. We cannot predict when or how the FCC will resolve this petition.

In June 2015, Charter Communications Inc. filed applications with the FCC, HPUC and Hawaii State Department of Commerce and Consumer Affairs (“DCCA”) Cable TV Division for approval of the merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. (TWC), which owns Oceanic, the dominant cable TV provider in Hawaii.  (In this same transaction, Charter is also merging with Advance/Newhouse Partnership (“Advance”), which provides video services through Bright House Networks, LLC in six states, excluding Hawaii.)  The merger will further undermine competition in the markets for video programming, and video and broadband distribution, particularly in Hawaii. We filed comments with the FCC that given Oceanic’s large market share in both the video and broadband markets, the merger will further stifle competition and harm the video programming and wired broadband markets in Hawaii unless conditions are imposed.   Hawaiian Telcom strongly urged the Commission that if it approves the transaction, conditions be imposed to include:  1) providing programming on reasonable terms and conditions and subject to mandatory arbitration in the event negotiations fail to reach agreement; 2) providing unaffiliated MVPDs in Hawaii with continued access to RSN programming and all University of Hawaii sports on fair terms and conditions;  3) providing unaffiliated MVPDs in Hawaii with access to local sports including high school sports and other local interest channels on fair terms and conditions; 4) prohibiting Charter/ TWC/Advance from entering into exclusive programming content arrangements with non-affiliated and affiliated content providers; 5) prohibiting Charter/TWC/Advance from entering exclusive contracts with installation, construction or equipment vendors; 6) prohibiting Charter/ TWC/Advance from employing unreasonable practices in competing for MDU contracts; and 7) prohibiting  Charter/ TWC/Advance from anti-competitively influencing how hardware and software suppliers deal with unaffiliated providers.  While the DCCA approved the transaction, with conditions, in December 2015, the HPUC and FCC are still reviewing the transaction. We do not know when the FCC and HPUC proceedings will be concluded or what conditions will be imposed to limit the competitive impact of the merger, if it is approved.

Other Federal and State Regulatory Proceedings

The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2011, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. The rules were upheld on appeal in February 2013. In December 2015, the FCC further revised the formula for calculating pole attachment rates for telecommunications carriers.  The change will ensure that pole attachment rates for telecommunications attachers, including providers of broadband Internet access service (BIAS), approximate the rates for cable attachers.  In November 2013, the FCC adopted rules to improve the reliability and resiliency of 911 communications networks nationwide by requiring that 911 service providers take reasonable measures to provide reliable 911 service, as evidenced by an annual certification. Providers can comply with this requirement by either implementing certain industry backed “best practices”, or by implementing alternative measures that are reasonably sufficient to ensure reliable 911 service. As a 911 service provider, Hawaiian Telcom Inc. filed its annual certification that it was  at least 50% compliant by October 2015 with the new 911 communications networks reliability and resiliency standards, and in 2016, we will need to file that we are 100% compliant. We have developed plans to ensure 100% compliance.

In August 2015, the FCC adopted rules concerning the transition from the copper-based Time Division Multiplexing (TDM) network to a fiber-based Internet Protocol (IP) network. To address backup power requirements for residential consumers of IP based voice and data services that replace the traditional telephony used to dial 911, providers of facilities-based, fixed, residential voice services that are not line-powered are required to offer new subscribers, effective February 2016, the option to purchase a backup power solution that provides at least eight hours of standby power during a commercial power outage. Within three years, such providers will be required to offer at least one option that provides a minimum of 24 hours standby power.  The purpose of the requirement is to ensure consumers can make calls to 911 in the event of a power outage.

In a separate proceeding, the FCC also adopted rules governing the retirement of copper loops and the discontinuance of legacy services used as a wholesale input. Among other things, ILECs will be required to: (1) provide interconnecting entities at least six months’ advance notice of proposed copper retirement; and (2) consider the impact of their actions on the end-users of carrier-customers when discontinuing, reducing, or impairing a service used as a wholesale input. In order to receive authority to discontinue, reduce, or impair either special access services at DS1 speed and above or commercial wholesale platform service, ILECs will also be required to provide competing carriers with wholesale access to their IP services on reasonably comparable rates, terms, and conditions. The FCC’s order is subject to a court appeal and it is uncertain when this will be resolved.

In October 2015, Black Diamond Capital Management, LLC, which through two of its managed investment funds, collectively owns approximately 24.1% of the total outstanding common stock of Hawaiian Telcom Holdco, Inc. (Holdco), filed an application with the HPUC requesting approval to increase its ownership up to 33% of the outstanding common stock of Holdco. Under state law, no more than twenty-five percent of the issued and outstanding voting stock of a corporation organized under the laws of the State and who owns, controls, operates, or manages a public utility shall be held, by any single foreign corporation or any single nonresident alien, or held by any person, unless prior written approval is obtained from the HPUC. The HPUC granted our petition to intervene in this docket. We do not know when this proceeding will be concluded or what impact it will have on Holdco.

In December 2015, the FCC, responding to a forbearance petition filed by USTelecom in late 2014, released an order removing certain regulatory requirements for legacy voice services that are no longer relevant in today's marketplace. The FCC action granted forbearance from all remaining equal access and dialing parity requirements for interexchange services. The FCC did, however, adopt a "grandfathering" condition that will allow ILEC customers who presubscribe to third-party long distance services as of the date of the order to retain equal access and dialing parity in order to avoid disrupting customers' existing services. The FCC also granted forbearance from FCC rules regarding the unbundling of 64 kbps voice-grade channels. The FCC's rules previously required unbundling of such channels in order to provide narrowband services over fiber where an ILEC retires a copper loop it has overbuilt with FTTP or FTTC. The FCC granted forbearance, subject to a narrow, targeted "grandfathering" condition, under which incumbents must maintain access to unbundled 64 kbps channels that are in use as of the adopted date of the order. The FCC, in addition, granted forbearance from the remaining Computer Inquiry requirements subject to a discontinuance process to ensure that competitive providers that may still use the legacy inputs have adequate notice and an opportunity to transition to other service arrangements. Carriers that wish to discontinue service must notify affected customers and file an application with the FCC. The FCC also granted forbearance from rules requiring ILECs to provide access to newly-deployed entrance conduit in “greenfield” (new developments) situations to competitive LECs at regulated rates. The FCC, however, denied forbearance for “brownfield” situations (existing developments) because that concluded that ILECs have a "pre-existing advantage" in brownfield deployments that merited different treatment. Reconsideration petitions or court challenges may be filed.

Environmental, Health and Safety Regulations

We are subject to various environmental, health and safety laws and regulations that govern our operations and may adversely affect our costs. Some of our properties use, or may have used in the past, on‑site facilities or underground storage tanks for the storage of hazardous materials that could create the potential for the release of hazardous substances or contamination of the environment. We cannot predict with any certainty our future capital expenditure requirements for environmental regulatory compliance, although we have not currently identified any of our facilities as requiring material expenditures for environmental remediation or to achieve compliance with environmental regulations.

Available Information

We make available, through the Investor Relations link on our website at www.hawaiiantel.com, under “SEC Filings,” our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports, free of charge as soon as reasonably practicable after we electronically file or furnish them to the U.S. Securities and Exchange Commission. The charters for the committees of our Board of Directors (Audit, Compensation, Executive, and Nominating and Governance Committees), as well as our Code of Business Conduct and any amendments and waivers thereto, also can be found on the Investor Relations site, under “Corporate Governance.” The contents of our website are not incorporated into this Annual Report on Form 10‑K.

Item 1A.  Risk Factors

You should carefully consider the risks described below as well as the other information contained in this Form 10‑K. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Relating to our Business

Our business faces a variety of financial, operating and market risks, including the following:

Failures in our critical back‑office systems and IT infrastructure could have a material adverse effect on our business and financial results.

We operate our own back‑office and IT infrastructure, including business processes, software applications (such as billing systems, corporate finance systems, human resources and payroll systems and customer relationship management systems), and hardware that are vital to our operations. Failures in our back‑office systems and IT infrastructure could have a material adverse effect on our business and financial results.

A cyber-attack resulting in an IT and/or network security breach may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could have a material adverse effect on our business and financial results.

We are subject to cyber and other data security risks.  This risk may be heightened as we expand our managed services, data center services, and cloud based services. We seek to effectively prevent, detect and respond to all cyber-attacks, but, in some cases, we might be unaware of an incident or its magnitude. Significant security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information; the theft, loss, damage, unauthorized use or publication of our customers’ personally identifiable information, intellectual property and/or confidential business information; or the unauthorized use or disabling of our network elements. While we have technology and information security processes and cyber-attack plans in place to mitigate these risks and respond to any incidents, there is no assurance these measures will be adequate.  A disabling of our network elements or a loss of confidential or proprietary data or other data security breaches could materially and adversely affect our customers, employees and vendors, damage our reputation among customers and the public, disrupt operations, and subject us to possible financial losses, any of which could have a material adverse effect on the Company’s financial condition and results of operations and our ability to expand our services.

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

To be successful, we will need to continue to provide our customers with reliable and uninterrupted service over our expanded network. Disruptions in our service could occur as a result of events that are beyond our control. Some of the risks to our network and infrastructure include, without limitation:

•	physical damage to our transmission network including poles, cable and access lines;

•	widespread power surges or outages;

•	software defects in critical systems; and

•	damage or disruption inflicted by third parties, whether intentionally or unintentionally, upon the network or our other infrastructure.

From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third‑party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

We have made and expect to continue to make material capital expenditures in connection with improvements to our network and other facilities. Unforeseen increases in the amount of capital expenditures required to execute our current business plan could have a material adverse effect on our business and financial results.

We have made and expect to continue to make a significant amount of capital expenditures to, among other things, enhance the capabilities of our network, such as that required to provide digital video service, enhance the functionality of our existing IT systems, and support the deployment of new products and services. We intend to fund these capital expenditures and expenses with operating cash flows and funds available to us under our credit facilities. Increases in the amount of capital expenditures and expenses required to upgrade our network and other facilities above those contemplated by our current business plan, could cause our cash flows and available financing to be insufficient to fund such capital expenditures and operating expenses and have a material adverse effect on our business and financial results.

We rely on several material outsourcing agreements to operate our business. The loss of certain of these agreements, or the failure of any third party to perform under certain of these agreements, could have a material adverse effect on our business and financial results.

Several critical services necessary to operate our business are provided by third‑party service providers. For example, we have entered into agreements with Accenture and other third parties for the provision of, among other things, critical printing, billing, and IT services.

Upon expiration or termination of these agreements, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, favorable to us, or at all. The failure of these third‑party service providers to satisfy their obligations under their agreements with us, without a suitable replacement, could have a material adverse effect on our business and financial results. Additionally, if these third‑party service providers were to seek U.S. bankruptcy law protection, our agreements with such service providers, and such service providers’ ability to provide the services under those agreements, could be adversely impacted, and although we may have a claim for damages against the bankruptcy estate, the claim may or may not be paid in the bankruptcy proceeding.

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

The “Connect America Fund” Order adopted by the FCC in November 2011 comprehensively reformed both the universal service program and intercarrier compensation and has had a significant impact on us. See “—Universal Service” above for a discussion of the impact of the Order on the universal service program, and “—Federal Framework for Intercarrier Compensation” above for a discussion of the impact of the Order on intercarrier compensation. Changes in other FCC policies under review also could have a significant impact on us by increasing our obligations and/or reducing our revenue.

In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. Although it is too early to determine with any certainty how the order will affect our broadband services, the order could result in additional costs and reduced margins in our broadband business. See “Federal Regulatory Classification of Broadband and Internet Services”.

State government regulation also is a source of business uncertainty. We cannot predict whether state proceedings will be initiated or the possible outcome of such proceedings at this time.

The HPUC could limit the ability of Hawaiian Telcom, Inc., one of the Company’s indirect operating subsidiaries, to distribute funds or assets to its parent company.

All of the Company's operations are conducted through its subsidiaries.  Any revenue the Company may receive is derived from distributions from such subsidiaries. Hawaiian Telcom, Inc., one of the Company’s indirect operating subsidiaries, is subject to HPUC regulatory authority which could potentially limit the ability of Hawaiian Telcom, Inc. to distribute funds or assets to its parent company. The inability of any of the Company's regulated subsidiaries to make a distribution would, thus, limit the ability and amount of funds available for the Company to make a distribution to its stockholders.

A reduction by the HPUC or the FCC of the rates we charge our customers would reduce our revenues and could reduce our earnings.

The rates we charge our local telephone customers are based, in part, on a rate‑of‑return authorized by the HPUC on capital invested in our network. These authorized rates, as well as allowable investment and expenses, are subject to review and change by the HPUC at any time. If the HPUC orders us to reduce our rates, our revenues would be reduced and our earnings also could be reduced absent corresponding reductions in costs or offsetting revenue increases in other segments. We cannot assure you that our rates will remain at their current levels. The HPUC order received in connection with the 2007 sale of our directories publishing business imposed a condition requiring the imputation of revenues. Specifically, a directory publishing revenue credit in the annual amount of $42.6 million per year must be added as regulated revenues into the calculation of Hawaiian Telcom, Inc.’s earnings from 2008 to 2022 in all future rate cases, alternative form of regulation proceedings, or other proceedings before the HPUC investigating Hawaiian Telcom, Inc.’s earnings or financial performance. This condition may adversely affect our ability to obtain rate increases in the future.

Also, our local exchange service competitors may gain a competitive advantage based on rules which favor competitors. For example, competitors have the ability to purchase our services at discounted rates set by the HPUC and to resell them at rates that are not subject to the level of regulatory scrutiny generally faced by us. Additionally, as a result of the state regulators permitting our competitors to intervene in rate‑setting proceedings, there is a potential that such competitors could obtain business sensitive information about us during such proceedings.

The FCC approves tariffs for interstate access and subscriber line charges, both of which are components of our network access revenue. The FCC currently is considering whether to restrain special access pricing by carriers like us subject to price caps on interstate rates. The “Connect America Fund” Order that the FCC adopted in November 2011 reduces switched interstate access charges for carriers like us over a period of six years but allows us to recover some of the foregone revenue from our end users. It is possible we may be required to recover more revenue through subscriber line charges or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

The telecommunications industry is increasingly competitive, and we may have difficulty competing effectively.

All sectors of the telecommunications industry are competitive. Competition in the markets in which we operate could, among other things:

•	reduce our customer base;

•	require us to lower prices charged to customers in order to compete; or

•	require us to increase marketing expenditures and the use of discounting and promotional campaigns.

Any of these events could have a material adverse effect on our business and financial results.

Wireline Services.  As the ILEC, we face competition from resellers, local providers who lease UNEs from us, from facilities‑based providers of local telephone services, and from providers of VoIP services.

We have historically faced access line losses as a result of competition and substitution of traditional wireline services with wireless services. Access line losses have been faced by the industry as a whole, and we cannot assure you that access line losses will not continue in the future. In particular, the increasing penetration of high‑speed Internet and VoIP could lead to further primary and secondary access line losses.

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

Internet Services.  We expect that the Internet access services business will continue to be highly competitive due to the absence of significant barriers to entry. We currently compete with a number of established online services companies, inter‑exchange carriers and cable companies. Competition is particularly intense for broadband services.

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

Data Center and Cloud‑Based Services.  There currently is a limited inventory of colocation data center space available in Hawaii. However, there are numerous other providers of cloud‑based software, including system integrators in Hawaii and web‑based service providers, that offer software subscriptions and virtual machines on cloud‑based servers housed in data centers on the U.S. mainland and internationally.

Advanced Communications and Network Services.  These advanced services businesses are highly competitive. Many non‑traditional players have emerged in the business communications market, attracted by the absence of significant barriers to entry. Many of these non‑traditional players are capable of focusing on highly specialized areas of the market.

Next‑Generation Television Service.  We launched our television service on the island of Oahu in July 2011. The market for television services in Hawaii is dominated by Oceanic. On the island of Oahu, approximately 73% of occupied households that subscribe to television service subscribe to Oceanic’s cable service. There is no assurance we will be able to compete successfully against Oceanic. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Oceanic’s such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

Wireless Services.  We provide wireless telecommunications services by use of a mobile virtual network operator (MVNO) model in which we resell another carrier’s facilities‑based wireless services under the Hawaiian Telcom® brand name. The market in Hawaii for wireless telecommunications services is subject to intense competition. In addition, our wireless business may be less profitable than the wireless businesses of other telecommunications companies due to our use of a MVNO model.

If we do not adapt to technological changes in the telecommunications industry, we could lose customers and market share.

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

We rely on patent, copyright, trademark and trade secret laws and licenses and other agreements with our employees, customers, suppliers and other parties to establish and maintain our intellectual property rights in technology and the products and services used in our operations. Also, because of the rapid pace of technological change, we develop our own technologies, products and services and rely on technologies developed or licensed by third parties. However, any of our intellectual property rights could be challenged or invalidated, or such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain product or service offerings or other competitive harm. We may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms, if at all. In addition, claims of intellectual property infringement could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change our business practices or offerings and limit our ability to compete effectively. Even unsuccessful claims can be time‑consuming and costly to defend and may divert management’s attention and resources away from our businesses. In recent years, the number of intellectual property infringement claims has been increasing in the communications industry and this could negatively impact us as a company.

The failure to renegotiate programming contracts with television content providers on acceptable terms or at all could have a material adverse effect on our business and results of operations.

We expect television content costs to continue to be one of our largest operating costs associated with providing television service. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission content.

Programming costs are generally assessed on a per-subscriber basis, and therefore, are related directly to the number of subscribers to which the programming is provided. Our relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs.  As our programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services packages.  The loss of this content could have a material adverse effect on our business and results of operations.

The geographic concentration of our operations in Hawaii make our business susceptible to local economic and regulatory conditions and consumer trends, and an economic downturn, recession or unfavorable legislative or regulatory action affecting Hawaii could have a disproportionate and material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Substantially all of our customers and operations are located in Hawaii. Because of Hawaii’s geographic isolation, the successful operation and growth of our businesses is dependent on favorable economic and regulatory conditions in the state. The Hawaii economy, in turn, is dependent upon many factors, including:

•	the level of government and military spending;

•	the legal, regulatory and political environment;

•	the strength of the Hawaii tourism industry, which is in turn dependent on global economic conditions principally those in the U.S. mainland and Pacific rim;

•	the availability and cost of skilled labor;

•	the continued growth in services industries; and

•	the absence of hurricanes or other natural disasters and terrorism incidents.

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

If the limitation on lump sum distributions under our union pension plan are/remains lifted, retirements of our experienced union employees could increase, which could have an adverse impact on our operations if we cannot timely hire and train replacements.

Our union pension plan allows for lump sum distributions to employees who retire under certain circumstances. Since 2008, lump sum distributions have been limited to no more than 50% of the accrued amount, because of the funded status of the pension plan. If the funded status exceeds 80%, then the restrictions on lump sum distributions are lifted. In 2015, the funded status exceeded 80%, and approximately 80 skilled union employees elected to retire and receive larger lump sum distributions. If the restrictions on lump sum distributions remain lifted and a significant number of employees were to retire before we could hire and train their replacements, our operations could be materially and adversely impacted.

Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to fund our operations, make capital expenditures and repay our indebtedness.

We currently have a material amount of net operating loss (“NOL”) carryforwards and so‑called “built‑in losses,” all of which we intend to use in the future to reduce our federal and state taxable income. In the event that an “ownership change” were to occur with respect to our stock, it is possible that our ability to use our NOLs and built‑in losses would become subject to an annual limitation. An ownership change could occur with respect to our stock merely as a result of one or more “5‑percent shareholders” buying or selling our shares, even if no one person were to acquire a controlling percentage of our stock. Although we will monitor transfers of our stock, there can be no assurance that we will not suffer an ownership change with substantial adverse tax consequences.

Our indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness in relation to our equity. We maintain a Term Loan in the amount of $293 million and a revolving credit facility which may be drawn in an amount up to $30 million (Revolving Credit Facility), each with a first priority lien on all assets.

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

In addition, the terms of our Term Loan and Revolving Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long‑term best interests and restrict the payment of dividends. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

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

Restrictive covenants in the agreements governing our indebtedness restrict our ability to operate our business and pursue our business strategies, and a breach of such covenants may result in the acceleration of our long‑ term debt maturities.

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

From time to time, Hawaii experiences severe weather conditions such as high winds and heavy rainfall, and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property. Such disruptions in service and damage to property could materially decrease our revenues and materially increase our expenses. In 2014, Hawaii experienced two hurricanes and a volcanic eruption which adversely affected our financial results. In 2015, seven hurricanes and six tropical storms passed near Hawaii, resulting in record rainfall which damaged infrastructure and adversely affected our financial results. While these events did not have a material adverse effect on our operating results or financial condition, we cannot assure you that these types of events will not become more common or severe in the future or not result in material harm to the Company’s business, financial condition, results of operations, liquidity and/or the market price of our securities.

Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.

Based on Schedules 13D and 13G, and Form 4 filed by the respective holders, as of December 31, 2015, there are three holders who own 5% or more of our outstanding common stock. Two of our stockholders collectively (with their affiliates) own more than 40% of our outstanding common stock.  Each of these two stockholder groups filed a Schedule 13D in 2015 indicating that it may, among other things, engage in communications with representatives of the Company or other stockholders of the Company, purchase additional shares of Company common stock or propose directors for our Board of Directors.  In February 2016, the Company entered into a Nomination, Standstill and Support Agreement (see Exhibit 10.27 hereof) with the Company’s largest stockholder, Black Diamond Capital Management, L.L.C. (“BD”), pursuant to which, among other things, the Company agreed to nominate one designee of BD to the Company’s Board of Directors at each of the next three annual meetings of stockholders. In return, BD has agreed during the three-year term, among other things, to refrain from taking certain actions with respect to the Company and its securities (including soliciting proxies, proposing any sale transaction or tender offer, seeking representation on our Board of Directors in excess of one BD designee, or acquiring additional shares of Company common stock beyond an agreed-upon level) and, subject to limited exceptions, to vote all of its shares in accordance with the recommendation of our Board of Directors on any matter submitted for stockholder approval. Although the standstill agreement limits BD’s influence over us, each of our major stockholders still has significant influence on the outcome of matters requiring stockholder approval, even if these stockholders are not acting in a coordinated manner, including the election of directors and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders, and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control may otherwise benefit our other stockholders.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur.  Additionally, the high concentration of ownership of the Company’s stock could increase the risk that such a large block sale could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

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

Approximately half of our workforce is represented by a labor union and therefore subject to a collective bargaining agreement, which expires at the end of 2017. The inability to enter into a new collective bargaining agreement on favorable terms could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

As of December 31, 2015, approximately half of our employees were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires at the end of 2017. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in the Company’s operating expenses or covered employees could strike or engage in other collective behaviors. If unionized workers were to engage in a strike, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Future renegotiation of these and other labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, pension plans, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 124 owned (including part‑owned) and approximately 60 leased or licensed real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head‑ end equipment, coaxial distribution networks, routers and servers used in our telecommunications business, as well as a state‑of‑the‑art data center facility with up to 6,500 square feet of data center capacity and room for expansion. See Item 1, “Business—Network Architecture and Technology.” For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes on properties used in providing telecommunication services. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

Item 3.  Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising from time to time in the ordinary course of business. In the opinion of management, the ultimate disposition of the legal matters in which the Company is currently involved will not have a material adverse effect on our combined financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The NASDAQ Stock Market under the symbol “HCOM”. The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our Common Stock for the period from January 1, 2014 through December 31, 2015:

	Market Price
	High	Low
2015
First Quarter	$27.45	$25.80
Second Quarter	$27.96	$24.92
Third Quarter	$26.06	$20.46
Fourth Quarter	$25.97	$20.51
2014
First Quarter	$29.43	$26.78
Second Quarter	$29.40	$25.08
Third Quarter	$29.00	$25.69
Fourth Quarter	$27.74	$25.93

Holders

As of March 1, 2016, there were 30 holders of record of our Common Stock and approximately 3,275 beneficial owners.

Dividends

We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

Securities authorized for issuance under equity compensation plans as of December 31, 2015 included:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(2)	warrants and rights	column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders(1)(2)	343,248	—	722,775
Total	343,248	—	722,775

(1)

The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock‑based awards.

(2)

For performance‑based restricted stock units granted in 2015, amounts reflected in this table assume payout in shares at 156.25% of target. The actual number of shares issued can range from 0% to 156.25% of target depending upon achievement of applicable performance goals.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor’s (S&P) 500 Stock Index, and the NASDAQ Telecommunications Index for the five years ending December 31, 2015, assuming an initial investment of $100 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Hawaiian Telecom Holdco, Inc., S&P 500 and NASDAQ Telecommunications

	At December 31,
	2010	2011	2012	2013	2014	2015
Hawaiian Telcom Holdco, Inc.	$100.00	$55.00	$69.64	$104.89	$98.46	$88.79
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
NASDAQ Telecommunications	$100.00	$88.82	$93.69	$119.25	$132.98	$125.92

The foregoing performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this annual report.

Selected Financial Data (dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of income data (1):
Operating revenues	$393,413	$390,739	$391,150	$385,498	$395,156
Depreciation and amortization	87,879	78,014	77,301	70,908	63,806
Operating income	19,262	30,471	41,771	45,856	51,138
Interest expense	16,786	16,496	18,875	22,183	25,339
Income tax provision (benefit) (2)	1,357	5,910	8,782	(91,382)	(1,341)
Net income	1,100	8,099	10,488	109,982	26,155
Earnings per common share—
Basic	$0.10	$0.76	$1.01	$10.74	$2.58
Diluted	$0.10	$0.72	$0.95	$10.32	$2.41
Statements of cash flow data—net cash provided by (used in):
Operating activities	$86,921	$90,403	$76,961	$86,460	$79,219
Investing activities	(97,829)	(96,706)	(85,030)	(85,310)	(77,992)
Financing activities	1,335	(3,363)	(9,373)	(16,220)	(811)
Balance Sheets data (as of end of period):
Cash and cash equivalents	$30,312	$39,885	$49,551	$66,993	$82,063
Property, plant and equipment, net	579,107	565,956	524,375	507,197	482,371
Total assets (4)	799,695	796,724	771,724	780,667	661,772
Long term debt (3) (4)	286,046	287,179	288,388	290,985	300,000
Stockholders’ equity	307,699	304,534	313,012	276,860	136,196

(1)

The Company acquired SystemMetrics Corporation on September 30, 2013 and Wavecom Solutions Corporation on December 31, 2012. The results of operations are included in the above financial information from the acquisition date.

(2)	As of December 31, 2012, the Company released its valuation allowance resulting in an income tax benefit of $91.4 million for the year ended December 31, 2012.

(3)	Long‑term debt includes the related current portion and is net of debt issuance costs and original issue discount.

(4)

Effective December 31, 2015, the Company adopted a new accounting standard which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability with retroactive application to all years presented as further discussed in Note 2 to the consolidated financial statements.  Accordingly, total assets and long-term debt were reduced by $4.2 million, $5.2 million, $6.3 million and $4.4 million as of December 31, 2015, 2014, 2013 and 2012, respectively.  There were no debt issuance costs deferred as of December 31, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

In the following discussion and analysis of financial condition and results of operations, unless the context otherwise requires, “we,” “us” or the “Company” refers, collectively, to Hawaiian Telcom Holdco, Inc. and its subsidiaries.

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non‑historical statements in the discussion and analysis are forward‑looking statements. These forward‑looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in any forward‑looking statements. You should read the following discussion together with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this annual report. We undertake no obligation to update publicly any forward looking statements for any reason even if new information becomes available or other events occur in the future.

Segments and Sources of Revenue

We operate in two reportable segments (telecommunication and data center colocation) based on how resources are allocated and performance is assessed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer.

Telecommunications

The telecommunication segment derives revenue from the following sources:

Business data which includes data products such as Ethernet and Dedicated Internet Access along with traditional High-Speed Internet (“HSI”) for business customers, and VoIP.  Business VoIP, also referred to as BVoIP, is a unified hosted communications solution for business that includes digital voice services bundled with internet service

Voice services for both business and residential customers includes local telephone service.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3‑way calling.  Voice also includes long distance services and subscriber line charges imposed on voice customers.

Equipment and managed services includes installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

High‑Speed Internet Services are provided to residential customers as well.

Video services are marketed as Hawaiian Telcom TV which includes digital television as well as advanced entertainment services.

Wholesale revenue represents wholesale carrier data services.

We receive revenue from various other sources such as wireless services which includes the sale of wireless handsets and other wireless accessories, and switched carrier access which compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.  Also included in other revenue is government subsidies generally to provide service in rural or isolated areas.

Data Center Colocation

The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.  We consider data center colocation as part of our business channel.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of December 31, 2015, 2014 and 2013, and our operating revenues for the years ended December 31, 2015, 2014 and 2013.

Volume information includes certain information by lines.  The line counts represent the number of billed units as of the end of the period as reflected in the records of our primary billing system.  The separation of units by the business and consumer channel is based on the customer account designation in the billing system which is generally consistent with how revenue information is separated by channel.  Business data lines represent digital subscriber lines used to provide internet services.  Video service subscribers are determined with a count of individual customers as reflected in our primary billing system as of period end.  For bulk contracts for multi dwelling units, we count individual residences subject to the bulk contract.  Video homes enabled is estimated based on a count of single family homes and homes in multi dwelling units that are able to obtain our television service as of the period end.

We have enhanced the presentation of volume information and operating revenue to be more reflective of revenue performance by channel.  Prior period information has been revised to reflect the current presentation.  Total revenue has not changed from that previously reported but the classification by channel has been modified and we now present product information by channel as well.

Volume Information

				2015 vs 2014		2014 vs 2013
	December 31,			Change		Change
	2015	2014	2013	Number	Percentage	Number	Percentage
Business
Data lines	20,081	19,589	19,320	492	2.5%	269	1.4%
BVoIP lines	16,749	12,898	9,517	3,851	29.9%	3,381	35.5%
Voice access lines	168,058	175,636	183,510	(7,578)	(4.3)%	(7,874)	(4.3)%

Consumer
Video subscribers	35,876	28,124	18,393	7,752	27.6%	9,731	52.9%
Internet lines	93,002	92,875	91,437	127	0.1%	1,438	1.6%
Voice access lines	151,996	169,488	186,415	(17,492)	(10.3)%	(16,927)	(9.1)%
Homes enabled for video	190,000	160,000	120,000	30,000	18.8%	40,000	33.3%

Operating Revenues (dollars in thousands)

	For the Year Ended
	December 31,		Change
	2015	2014	Amount	Percentage
Business
Data services	$49,327	$44,832	$4,495	10.0%
Voice services	93,722	98,936	(5,214)	(5.3)%
Data center services	11,094	10,737	357	3.3%
Equipment and managed services	20,546	19,324	1,222	6.3%
	174,689	173,829	860	0.5%
Consumer
Video services	33,666	23,810	9,856	41.4%
Internet services	32,687	31,024	1,663	5.4%
Voice services	79,273	87,263	(7,990)	(9.2)%
	145,626	142,097	3,529	2.5%
Wholesale carrier data	56,430	57,771	(1,341)	(2.3)%
Other	16,668	17,042	(374)	(2.2)%
	$393,413	$390,739	$2,674	0.7%

Business data, including internet and VoIP revenue, for the year ended December 31, 2015 increased when compared to the prior year as demand for data services continues to grow as reflected in the growth in data lines and BVoIP lines.

The decrease in voice services revenues for both the business and consumer channel for the year ended December 31, 2015 compared to the year ended December 31, 2014 was caused primarily by the decline of voice access lines. Business voice access lines decreased 4.3% during the period for an estimated $4.3 million impact.  Consumer voice access lines decreased 10.3% during the period for an estimated $9.0 million impact.  Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Residential customers are increasingly using wireless services in place of traditional wireline phone service as well as moving local voice service to VoIP technology offered by competitors. Generally, VoIP technology offered by cable providers is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing. Additionally, Competitive Local Exchange Carriers (CLECs) and our cable competitor continue to focus on business customers and selling services to our customer base.

In an effort to slow the rate of line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services. We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable. These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention. We also emphasize win back and employee referral programs. Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention and growth.

Data center services revenues for the year ended December 31, 2015 increased when compared to the prior year period as a result of year-over-year increased virtual colocation services.  Data center colocation is deemed a separate business segment.  However, we consider this part of our business channel.

Equipment and managed services sales increased for the year ended December 31, 2015 when compared to the prior year because of large contract installations for certain institutional customers.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

We are continuing the roll out Hawaiian Telcom TV on Oahu as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.  We expect to expand both the availability and the capabilities of our Hawaiian Telcom TV service over the next several years through additional capital investment and innovation.

Residential internet revenues for the year ended December 31, 2015 increased when compared to the prior year as a result of a rate increase and as more customers subject to premium pricing on higher bandwidth offerings.  Consumer internet lines did not change significantly between December 31, 2015 and December 31, 2014.

Wholesale carrier revenue decreased in 2015 as certain carriers have replaced older legacy circuits with more cost effective alternatives.  The impact of the decline in voice access lines is reflected in lower switched access charges.

Other revenue was impacted by government subsidies from the Universal Service Fund which increased for the year ended December 31, 2015 compared to the prior year by $2.5 million. In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. CAF Phase II is the long-term component of the program. In August 2015, we notified the FCC that we are accepting CAF Phase II support which amounts to $4.4 million in annual funding. This support is retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates. For the year ended December 31, 2015, we recognized $3.3 million in CAF Phase II subsidies as revenue in the consolidated statement of income.

Other revenues declined for the year ended December 31, 2015 compared to the year ended December 31, 2014, despite the increase in government subsidies, as there has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

Operating Revenues (dollars in thousands)

	For the Year Ended
	December 31,		Change
	2014	2013	Amount	Percentage
Business
Data services	$44,832	$41,833	$2,999	7.2%
Voice services	98,936	104,290	(5,354)	(5.1)%
Data center services	10,737	2,188	8,549	390.7%
Equipment and managed services	19,324	26,994	(7,670)	(28.4)%
	173,829	175,305	(1,476)	(0.8)%
Consumer
Video services	23,810	13,012	10,798	83.0%
Internet services	31,024	27,888	3,136	11.2%
Voice services	87,263	95,315	(8,052)	(8.4)%
	142,097	136,215	5,882	4.3%
Wholesale carrier data	57,771	59,529	(1,758)	(3.0)%
Other	17,042	20,101	(3,059)	(15.2)%
	$390,739	$391,150	$(411)	(0.1)%

Business data services revenue for the year ended December 31, 2014 increased when compared to the prior year primarily because of business win-backs and increasing bandwidth needs from our customers.  In addition, many small and medium size business customers are choosing hosted VoIP business solutions over traditional voice.

The decrease in voice services revenues for both the business and consumer channel for the year ended December 31, 2014 compared to the prior year period was caused primarily by the decline of voice access lines from 2013 to 2014 because of the same factors discussed previously for the decline from 2014 to 2015.  Business voice access lines decreased 4.3% during the period for an estimated $4.5 million impact.  Consumer voice access lines decreased 9.1% during the period for an estimated $8.7 million impact.

Data center revenues were recognized beginning in the fourth quarter of 2013 with the acquisition of SystemMetrics on September 30, 2013.  Hence, comparisons of such revenues between the year ended December 31, 2014 and 2013 are not meaningful.

Equipment and managed services sales for the year ended December 31, 2014 compared to the year ended December 31, 2013 have decreased because of a decline in the sales and installations of customer premise equipment for certain large institutional customers during 2014 compared to 2013.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.  The volume of such projects declined as customers chose more hosted solutions in lieu of purchasing equipment.

The increase in television revenue for 2014 compared to 2013 was because of the ramp up in Hawaiian Telcom TV subscribers.

Residential internet revenues for the year ended December 31, 2014 increased when compared to the prior year primarily because of improved revenue per subscriber with increased bandwidth offerings.

Wholesale carrier revenue for the year ended December 31, 2014 compared to the prior year period decreased, in part, because of one-time service termination and other fees amounting to $0.8 million in 2013.  In addition, certain carriers have replaced older legacy circuits with more cost effective alternatives.

Other revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013 declined as there has been a reduction in marketing effort as we focus on other products.  In addition, switched carrier access revenue, included in other revenue, is adversely impacted by reduced switched access rates in conjunction with revised regulatory regime for intercarrier compensation.

Operating Costs and Expenses

The following table summarizes our costs and expenses for 2015 compared to the costs and expenses for 2014 (dollars in thousands):

	For the For the Year Ended
	December 31,		Change
	2015	2014	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$162,474	$166,280	$(3,806)	(2.3)%
Selling, general and administrative expenses	123,798	115,974	7,824	6.7%
Depreciation and amortization	87,879	78,014	9,865	12.6%
	$374,151	$360,268	$13,883	3.9%

By segment —
Data center colocation	$11,993	$10,949	$1,044	9.5%
Telecommunications	362,158	349,319	12,839	3.7%
	$374,151	$360,268	$13,883	3.9%

The increase in operating costs and expenses for the data center colocation segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 is because of greater costs for leased circuits of $0.5 million with increased service volumes.  In addition, for 2015, depreciation increased $0.5 million on asset additions to our data center made to support expected business growth.

The cause of the change in operating costs and expenses for the telecommunications segment for the year ended December 31, 2015 compared to the same period in 2014 are the same as those below explaining changes in costs and expenses for all segments.

The Company’s total headcount as of December 31, 2015 was 1,315 compared to 1,361 as of December 31, 2014.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products. Costs of revenue for the year ended December 31, 2015 decreased when compared to the prior year because of lower wages and benefits of $4.5 million on lower headcount from natural attrition. In addition, costs declined on lower electricity charges of $5.3 million on lower rates and usage from various power saving initiatives. These decreases were offset by increased content costs for Hawaiian Telcom TV of $5.8 million as we add subscribers.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The increase for the year ended December 31, 2015 compared to the prior year period was because of the pension settlement loss of $8.1 million.  The settlement loss occurred because of a large number of retirements in 2015.

Depreciation and amortization for the year ended December 31, 2015 was higher by $9.9 million than the same period in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

The following table summarizes our costs and expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 (dollars in thousands).

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

The Company’s total headcount as of December 31, 2014 was 1,361 compared to 1,388 as of December 31, 2013.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.  As the change in headcount was less than one percent, it did not significantly impact results for 2014 as compared to 2013.

Costs of revenues for the year ended December 31, 2014 increased when compared to the prior year period because of higher wages, including earn-out, for SystemMetrics of $2.5 million as SystemMetrics was newly acquired on September 30, 2013.

The increase in selling, general and administrative expenses for the year ended December 31, 2014 compared to the prior year period was because of additional advertising expense of $2.0 million for the promotion of Hawaiian Telcom TV.  This was offset by an increase in pension income of $1.2 million with higher earnings on trust fund assets.

In 2013, we sold a parcel of land and warehouse not actively used in our operations for a purchase price, as amended, of $13.9 million.  A gain on the sale of $6.5 million was recognized in 2013.  The Hawaii Public Utilities Commission (“HPUC”) approval of the sale required we spend $0.3 million on training employees on broadband telecommunication deployment and operation.  In addition, the HPUC approval provided for the balance of the sales price to be used for improvement to our broadband network.

Depreciation and amortization for the year ended December 31, 2014 compared to the same period in the prior year increased because of new property additions placed into service.

Other Income and (Expense)

The following table summarizes other income (expense) for the years ended December 31, 2015 and 2014 (dollars in thousands).

	For the For the Year Ended
	December 31,		Change
	2015	2014	Amount	Percentage
Interest expense	$(16,786)	$(16,496)	$(290)	1.8%
Interest income and other	(19)	34	(53)	(155.9)%
	$(16,805)	$(16,462)	$(343)	2.1%

Interest expense for the year ended December 31, 2015 compared to the same period in the prior year increased because of new installment financing incurred at the end of 2014.  Interest capitalized amounted to $1.1 million for both the years ended December 31, 2015 and 2014.

The following table summarizes other income (expense) for the years ended December 31, 2014 and 2013 (dollars in thousands).

	For the For the Year Ended
	December 31,		Change
	2014	2013	Amount	Percentage
Interest expense	$(16,496)	$(18,875)	$2,379	(12.6)%
Loss on early extinguishment of debt	—	(3,660)	3,660	(100.0)%
Interest income and other	34	34	—	—%
	$(16,462)	$(22,501)	$6,039	(26.8)%

Interest expense for the year ended December 31, 2014 compared to the same period in the prior year decreased primarily because of the lower interest rates on the refinanced debt.  Interest capitalized amounted to $1.1 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

In connection with the refinancing of debt in 2013, we incurred charges of $3.7 million which consisted of the loss on the repayment of the old debt and certain refinancing costs.

Income Tax

We had effective tax rates of 55.2% and 42.2% for the years ended December 31, 2015 and 2014, respectively.  We consider a variety of factors in determining the effective tax rate, including the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.  The rate increased for the year ended December 31, 2015 compared to the prior year as permanent differences between book and tax income, such as that related to the deduction limitation for compensation, were proportionately larger relative to the pretax income in the respective periods.  Pretax income for the year ended December 31, 2015 was lower than for the year ended December 31, 2014 and the dollar amount of the permanent differences did not change significantly between the same periods.

We had effective tax rates of 42.2% and 45.6% for the years ended December 31, 2014 and 2013, respectively.  The income tax provision for the year ended December 31, 2013 included additional income tax for items identified when the 2012 income tax return was filed in September 2013 and a valuation allowance on certain charitable contribution carry forward items.

As of December 31, 2015, net operating losses available for carry forward through 2035 amounted to $136.2 million for federal purposes and $143.7 million for state purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control will be determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

We have recognized significant deferred income tax assets related to net operating losses available for carry forward and for differences between income for financial and tax reporting purposes.  If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of our deferred income tax assets.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $30.3 million. From an ongoing operating perspective, our cash requirements going into 2016 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash‑on‑hand and cash generated from operating activities will be used to fund our cash requirements.

We continue to focus on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities. There can be no assurance that these actions will result in improved overall cash flow. We continue to have sizable retirement obligations for our existing employee base. Any sustained declines in the value of pension trust assets or relatively high levels of pension lump sum benefit payments, such as those paid in 2015, will increase the magnitude of future plan contributions.

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

Net cash provided by operations amounted to $86.9 million for 2015 and $90.4 million for 2014.  Our cash flows from operations are impacted by our results of operations, changes in working capital and payments on certain long-term pension liabilities.  Our results of operations are discussed above. The decline in cash provided by operations was because of working capital demands during the year ended December 31, 2015.  The net use of cash from working capital changes amounted to $8.5 million for the year ended December 31, 2015 and was primarily related to additional payments to vendors for operating uses.

Net cash provided by operations amounted to $90.4 million and $77.0 million for the years ended December 31, 2014 and 2013, respectively.  The increase in cash provided by operations was because of improved management of working capital.  This included increased accounts payable of $3.9 million as of December 31, 2014 as we took advantage of slightly extended payment terms.

Cash used in investing activities included capital expenditures of $99.0 million and $96.7 million for the years ended December 31, 2015 and 2014, respectively.  The increase was because of continued emphasis of building out of our next generation network to support new products such as Hawaiian Telcom TV as well as higher speed internet.  The level of capital expenditures for 2016 is expected to be comparable to 2015 as we continue to invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in investing activities included capital expenditures of $96.7 million and $86.3 million for the years ended December 31, 2014 and 2013, respectively.  The increase was because of continued emphasis of building out of our next generation network as discussed above.

Cash used in financing activities for the years ended December 31, 2015 and 2014 was related primarily to the repayment of our debt and satisfaction of other obligations.  In addition, we received $6.9 million upon the exercise of warrants for cash during the year ended December 31, 2015.  During the year ended December 31, 2014, we sold most of our radio towers for $2.9 million.  The sale agreement includes a leaseback by us for a minimum of 10 years to allow us to continue to use the towers for radio equipment.  We accounted for the sale as a financing transaction.  Cash used in financing activities for the years ended December 31, 2013 includes the impact of the 2013 refinancing of our debt.

Outstanding Debt and Financing Arrangements

As of December 31, 2015, we had outstanding $293.1 million in aggregate long‑term debt and an undrawn $30.0 million revolving line of credit.

Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2015: interest coverage with minimum allowed ratio of 4.50:1 of earnings before interest, taxes, depreciation and amortization to interest expense; leverage with maximum allowed ratio of 2.75:1 of indebtedness to earnings before interest, taxes, depreciation and amortization; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2015.

On June 6, 2013, we refinanced the existing term debt with a six year term loan. With our debt structure, we do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date of June 2019 and repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

The following table sets forth our long‑term debt and contractual obligations for the next several years. Pension funding obligations are based on known fixed funding. Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

		2017 and	2019 and	2021 and
	2016	2018	2020	Thereafter	Total
Term loan facility	$3,000	$6,000	$284,138	$—	$293,138
Debt interest	14,601	28,751	7,094	—	50,446
Pension funding obligations	9,283	—	—	—	9,283
Operating leases	2,438	3,777	3,434	6,601	16,250
Supplier contracts	22,576	11,358	—	—	33,934
Other installment contracts	2,399	2,311	2,029	8,084	14,823
Total	$54,297	$52,197	$296,695	$14,685	$417,874

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

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, a two‑step impairment test is performed. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is in excess of the implied fair value of that goodwill, then an impairment loss is recognized equal to that excess. For indefinite‑lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of an indefinite‑lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on either an approach using market capitalization or on the present value of an expected range of future cash flows.

The expected range of future cash flows is based on internal forecasts developed utilizing management’s knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all) for goodwill and indefinite‑lived intangible assets. A significant amount of judgment is involved in developing these internal forecasts and determining if an impairment has occurred. Assumptions and estimates that could generate an impairment loss include lower-than-expected future cash flows resulting from slower than anticipated revenue growth or lower than anticipated profitability. Any adverse changes in the projected cash flows could affect our conclusions as to the recoverability of goodwill and may result in an impairment loss.

Goodwill subject to impairment testing at December 31, 2015 amounted to $10.5 million for the data center colocation reporting unit and $1.6 million for the telecommunications unit. For both reporting units the fair value of the reporting unit was above the carrying value allowing us to conclude there is no impairment in goodwill at this time. Significant assumptions which are reasonably possible of changing in future periods relate to control premiums used for the market capitalization approach, and to projection of future cash flows for determination of the reporting unit value for goodwill impairment evaluation and the company wide cash flows for purposes of the brand name impairment evaluation. For the brand name intangible assets, future cash flows were estimated using a relief of royalty method using an assumed royalty rate of one percent applied to projected revenues. In addition, the discount rates used are based on the estimated weighted average cost of capital which is subject to change based on various economic factors.

Impairment of Long‑Lived Assets and Definite‑Lived Intangibles

We assess the recoverability of long‑lived assets, including property, plant and equipment and definite‑lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows, undiscounted and without interest, resulting from use of the asset is less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. When determining future cash flow estimates, we consider historical operating results, as adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry specific conditions and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long‑lived assets, including identifiable intangible assets subject to amortization. Significant assumptions which are reasonably possible of changing in future periods relate to projection of future cash flows generated by the long‑lived assets which are dependent on projections of company‑wide profitability and capital expenditures for maintaining our network in future periods. In addition, estimates of the cash generating useful lives are also critical to such evaluations.

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

Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.  Other charges for activation are generally deferred and recognized in revenue over the contract term.

Universal Service revenue subsidies, such as Connect America Fund Phase II, are government‑sponsored support received in association with providing service in mostly rural, high‑cost areas. These revenues are typically calculated by the government agency responsible for administering the support program. These revenues are recognized as granted by the government agency.

Telecommunication systems and structured cabling project revenues are recognized on a percentage completion basis, generally based on the relative portion of costs incurred to total estimated costs of a project, except for short duration projects which are recognized upon completion of the project. Maintenance services are recorded when the service is provided.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry‑specific economic conditions, historical customer performance and anticipated customer performance. While we believe our process effectively addresses our exposure for doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recognized by us.

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

Employee‑Related Benefits

We incur certain employee‑related costs associated with pensions and post‑ retirement health care benefits. In order to measure the expense associated with these employee‑related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. We use third‑party specialists to assist management in appropriately measuring the expenses associated with these employee‑related benefits. Different estimates could result in our recognizing different amounts of expense over different time periods.

The discount rate used for determining the year‑end benefit plan obligation was calculated using a weighting of expected benefit payments and rates associated with high‑quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled.

The estimated return on plan assets was based on historical trends combined with long‑term expectations. In selecting the rate of return on plan assets for purposes of determining net periodic benefit cost, we considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), and the plans’ asset allocations. While primary emphasis was on the economic forecasts of long‑term returns, consideration was given to the past performance of the plans’ assets. The assumption is based on consideration of all inputs, with a focus on long‑term trends to avoid short‑term market influences. Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs. The method for selecting the expected return on plan assets did not change from prior periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, our floating rate obligations consisted of $293.1 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2015 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 8.  Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting

Management of Hawaiian Telcom Holdco, Inc. (the “Company”), including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are included in this Annual Report on Form 10‑K on the following pages.

/s/ Scott K. Barber	/s/ Dan T. Bessey
Scott K. Barber	Dan T. Bessey
Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 8, 2016	March 8, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hawaiian Telcom Holdco, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 8, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hawaiian Telcom Holdco, Inc.

Honolulu, Hawaii

We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 8, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 8, 2016

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Operating revenues	$393,413	$390,739	$391,150
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	162,474	166,280	163,749
Selling, general and administrative	123,798	115,974	114,875
Gain on sale of property	—	—	(6,546)
Depreciation and amortization	87,879	78,014	77,301
Total operating expenses	374,151	360,268	349,379
Operating income	19,262	30,471	41,771
Other income (expense):
Interest expense	(16,786)	(16,496)	(18,875)
Loss on early extinguishment of debt	—	—	(3,660)
Interest income and other	(19)	34	34
Total other expense	(16,805)	(16,462)	(22,501)
Income before income tax provision	2,457	14,009	19,270
Income tax provision	1,357	5,910	8,782
Net income	$1,100	$8,099	$10,488
Net income per common share -
Basic	$0.10	$0.76	$1.01
Diluted	$0.10	$0.72	$0.95
Weighted average shares used to compute net income per common share -
Basic	10,977,341	10,591,351	10,337,339
Diluted	11,386,303	11,308,051	11,093,931

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$1,100	$8,099	$10,488
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period	64	(4)	(24)
Retirement plan gain (loss)	(8,863)	(31,124)	38,459
Income tax credit (provision) on comprehensive income	3,358	11,897	(14,701)
Other comprehensive income (loss), net of tax	(5,441)	(19,231)	23,734
Comprehensive income (loss)	$(4,341)	$(11,132)	$34,222

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$30,312	$39,885
Receivables, net	32,736	32,662
Material and supplies	8,499	9,337
Prepaid expenses	4,068	3,598
Other current assets	2,102	3,481
Total current assets	77,717	88,963
Property, plant and equipment, net	579,107	565,956
Intangible assets, net	34,828	37,328
Goodwill	12,104	12,104
Deferred income taxes, net	89,896	88,466
Other assets	6,043	3,907
Total assets	$799,695	$796,724
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	44,841	50,499
Accrued expenses	14,491	19,399
Advance billings and customer deposits	17,551	14,686
Other current liabilities	5,932	6,790
Total current liabilities	85,815	94,374
Long-term debt	283,046	284,179
Employee benefit obligations	104,597	99,366
Other liabilities	18,538	14,271
Total liabilities	491,996	492,190
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,466,398 and 10,673,292 shares issued and outstanding at December 31, 2015 and 2014, respectively	115	107
Additional paid-in capital	178,019	170,521
Accumulated other comprehensive loss	(29,388)	(23,947)
Retained earnings	158,953	157,853
Total stockholders’ equity	307,699	304,534
Total liabilities and stockholders’ equity	$799,695	$796,724

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$1,100	$8,099	$10,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,879	78,014	77,301
Deferred financing amortization	1,922	1,855	1,813
Loss on early extinguishment of debt	—	—	3,660
Gain on sale of property	—	—	(6,546)
Employee retirement benefits	(3,634)	(12,078)	(13,224)
Provision for uncollectible receivables	3,648	3,590	3,455
Stock based compensation	1,584	4,174	2,736
Deferred income taxes	1,958	6,851	9,617
Changes in operating assets and liabilities:
Receivables	(3,722)	(1,731)	(3,409)
Material and supplies	838	(386)	(4,587)
Prepaid expenses and other current assets	9	(504)	456
Accounts payable and accrued expenses	(9,973)	3,882	(6,518)
Advance billings and customer deposits	5,065	(1,436)	138
Other current liabilities	(759)	(296)	812
Other	1,006	369	769
Net cash provided by operating activities	86,921	90,403	76,961
Cash flows from investing activities:
Capital expenditures	(99,034)	(96,706)	(86,290)
Funds released from restricted cash account	400	—	—
Acquisitions, net of cash acquired	—	—	(11,858)
Proceeds on sale of property	—	—	13,118
Proceeds on sale of investments	805	—	—
Net cash used in investing activities	(97,829)	(96,706)	(85,030)
Cash flows from financing activities:
Repayment of debt including premium	(3,000)	(3,000)	(303,083)
Proceeds from borrowing	—	—	298,500
Proceeds from exercise of warrant	6,870	—	—
Proceeds from installment financing	2,780	4,336	—
Repayment of capital lease and installment financing	(4,217)	(3,179)	(542)
Refinancing costs	(150)	—	(3,442)
Taxes paid related to net share settlement of equity awards	(948)	(1,520)	(806)
Net cash provided by (used in) financing activities	1,335	(3,363)	(9,373)
Net change in cash and cash equivalents	(9,573)	(9,666)	(17,442)
Cash and cash equivalents, beginning of period	39,885	49,551	66,993
Cash and cash equivalents, end of period	$30,312	$39,885	$49,551

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2013	10,291,897	$103	$165,941	$(28,450)	$139,266	$276,860
Stock based compensation	—	—	2,736	—	—	2,736
Exercise of warrant	117,784	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	86,175	1	(807)	—	—	(806)
For the Year Ended December 31, 2013:
Net income	—	—	—	—	10,488	10,488
Other comprehensive income, net of tax	—	—	—	23,734	—	23,734
Balance, December 31, 2013	10,495,856	105	167,869	(4,716)	149,754	313,012
Stock based compensation	—	—	4,174	—	—	4,174
Exercise of warrant	73,422	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	104,014	1	(1,521)	—	—	(1,520)
For the Year Ended December 31, 2014:
Net income	—	—	—	—	8,099	8,099
Other comprehensive loss, net of tax	—	—	—	(19,231)	—	(19,231)
Balance, December 31, 2014	10,673,292	107	170,521	(23,947)	157,853	304,534
Stock based compensation	—	—	1,584	—	—	1,584
Exercise of warrant	719,075	7	6,863	—	—	6,870
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,031	1	(949)	—	—	(948)
For the Year Ended December 31, 2015:
Net income	—	—	—	—	1,100	1,100
Other comprehensive loss, net of tax	—	—	—	(5,441)	—	(5,441)
Balance, December 31, 2015	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

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

The communication services the Company provides are subject to regulation by the Public Utilities Commission of the State of Hawaii (HPUC) with respect to intrastate rates and services and other matters, and the State of Hawaii Department of Commerce and Consumer Affairs with respect to television. Certain agreements with the HPUC limit the amount of dividends and other distributions the Company may pay as well as place restrictions on certain transactions affecting the operations and capital structure of the Company. The Federal Communication Commission (FCC) regulates rates that the Company charges long‑distance carriers and other end‑user subscribers for interstate access services and interstate traffic.

Organization

The Company has one direct wholly‑owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly‑owned subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc. Hawaiian Telcom, Inc. operates the regulated incumbent local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, includes all adjustments necessary for a fair presentation of the results of operations, comprehensive income (loss), financial position and cash flows for each period presented.

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

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, the earnings process is complete and collectibility is reasonably assured. The prices for certain services are filed in tariffs with the regulatory body that exercises jurisdiction over the services.

Basic local service, enhanced calling features such as caller ID, special access circuits, long‑distance flat rate calling plans, most data services, internet, television, data center colocation and wireless services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance‑billed services associated with services that will be delivered in a subsequent period is deferred and recorded as a liability in advance billings and customer deposits.

Amounts billed to customers for activating wireline service are deferred and recognized over the average customer relationship. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.  Other charges for activation are generally deferred and recognized in revenue over the contract term.

Revenues for providing usage based services, such as per‑minute long‑distance service, access charges billed to long‑distance companies for originating and terminating long‑distance calls on the Company’s network and video on demand, are billed in arrears. Revenues for these services are based on actual rated usage and, where necessary, historical usage patterns, and are recognized in the month services are rendered.

For long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.

Universal Service revenue subsidies, including those related to Connect America Fund Phase II, are government‑sponsored support received in association with providing service in mostly rural, high‑cost areas. These revenues are typically calculated by the government agency responsible for administering the support program. These revenues are recognized as granted by the government agency.

Telecommunication systems and structured cabling project revenues are recognized on a percentage completion basis, generally based on the relative portion of costs incurred to total estimated costs of a project, except for short duration projects which are recognized upon completion of the project. Maintenance services are recorded when the service is provided.

With respect to arrangements with multiple deliverables, the Company determines whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand‑alone basis. Revenue is recognized for each unit of accounting as delivered or as service is performed depending on the nature of the deliverable comprising the unit of accounting.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues and selling, general and administrative expenses.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $8.2 million, $7.5 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2015 are held in one bank in demand deposit accounts.

Supplemental Non‑Cash Investing and Financing Activities

Accounts payable included $20.6 million,  $21.2 million and $14.2 million at December 31, 2015, 2014 and 2013, respectively, for additions to property, plant and equipment.

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

Property and Depreciation

Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets are as follows: building – 18 to 34 years; cable and wire – 11 to 37 years; switching and circuit equipment – 6 to 15 years; and other property – 4 to 17 years.

Software

The Company capitalizes the costs associated with externally acquired software for internal use. Project costs associated with internally developed software are segregated into three project stages: preliminary project stage, application development stage and post‑implementation stage. Costs associated with both the preliminary project stage and post‑implementation stage are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized software is generally amortized on a straight‑line method basis over its useful life, not to exceed five years.

Goodwill and Other Intangible Assets

Goodwill and other indefinite‑lived intangible assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. The goodwill impairment test involves a two‑step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step will need to be conducted. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. The Company performs its annual impairment test during the fourth quarter, primarily using a market valuation and discounted cash flows methodology.

Intangible assets with definite lives, including the value assigned to the customer base, are being amortized over the remaining estimated lives. For customer relationship intangibles, amortization is calculated using a declining balance method in relation to estimated retention lives of acquired customers.

Impairment of Long‑Lived Assets

The Company assesses the recoverability of long‑lived assets, including property, plant and equipment and definite‑lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows, undiscounted and without interest, resulting from use of the asset are less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets.

Debt Issuance

Deferred financing costs and original issue discount are amortized over the term of the related debt issuance using the effective interest method and presented as a direct deduction of the carrying amount of the debt.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $5.9 million, $6.1 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of restricted stock units is generally based on the closing price of the Company’s common stock on the date of grant.  The fair value of market-based stock awards is estimated using a statistical pricing model as of the date of grant. Because stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.

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

	For the Year Ended
	December 31,
	2015	2014	2013
Basic earnings per share - weighted average shares	10,977,341	10,591,351	10,337,339
Effect of dilutive securities:
Employee and director restricted stock units	83,727	143,787	163,101
Warrants	325,235	572,913	593,491
Diluted earnings per share - weighted average shares	11,386,303	11,308,051	11,093,931

For the years ended December 31, 2015, 2014 and 2013, all restricted stock units excluded from the computation of weighted average dilutive shares outstanding, as they were antidilutive, were not significant.

Reclassification

For the year ended December 31, 2015, the Company presented deferred financing amortization expense as a separate adjustment in the consolidated statement of cash flows to reconcile net income to net cash provided by operating activities.  In prior years it has been included as part of the other reconciling items.  The prior year comparative financial information presented in the consolidated statements of cash flows has been revised to conform to the 2015 presentation.  This change had no impact on the reported net cash provided by operating activities or the net change in cash and cash equivalents.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard simplifying the presentation of debt issuance costs.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The Company adopted the standard effective as of December 31, 2015 with retroactive application to December 31, 2014, the earliest period presented.  The effect of the adoption was to reclassify debt issue costs of $4.2 million and $5.2 million as of December 31, 2015 and 2014, respectively, as a deduction from the related debt liability.  Accordingly, other assets and total assets in the consolidated balance sheets were reduced by those amounts, and long-term debt and total liabilities were reduced by the same amounts.  There was no effect on the Company’s results of operations or cash flows.

In November 2015, the FASB issued an accounting standard simplifying the presentation of deferred income taxes.  The new standard provides for deferred income taxes to be presented as all noncurrent in a classified balance sheet.  The Company adopted the standard effective December 31, 2015 with retroactive application to December 31, 2014.  The retroactive application to the prior period resulted in the reclassification of deferred income taxes of $6.8 million from current to noncurrent assets as of December 31, 2014.  Accordingly, current assets as of December 31, 2014 declined by the same amount.  There was no effect on the Company’s results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard which provides guidance for revenue recognition which was amended in July 2015.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendment deferred the standard effective date for the Company to the first quarter of 2018 and either full retrospective or modified retrospective adoption is permitted. Early adoption is allowed from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s financial position, results of operations and cash flows  As this process is still ongoing, the effect of adoption is not yet known.

In February 2016, the FASB issued a new standard which revises the accounting for leases.  The new standard is effective for the Company in the first quarter of 2019. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize lease expense on a straight-line basis.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

3. SystemMetrics Corporation Acquisition

On September 30, 2013, the Company completed its acquisition for all the voting stock of SystemMetrics Corporation (“SystemMetrics”) for $16.3 million in cash, net of cash acquired and purchase price adjustments. Of the total purchase price, $11.9 million was paid at closing of the purchase with the balance subject to an earn‑out over a three year period. Payment of the earn‑out is contingent on SystemMetrics meeting certain performance metrics and continued employment of the SystemMetrics’ key executive. For financial reporting purposes, the earn‑out is accounted for as compensation expense as earned. For the years ended December 31, 2015 and 2014, the earn-out amounted to $0.3 million and $1.1 million, respectively.

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

In 2013, subsequent to the measurement date and within the measurement period, the Company obtained new information related to tax basis that allowed for refinements to provisional amounts.  The measurement period adjustments did not have a significant impact on the Company’s consolidated statements of income for the year ended December 31, 2013. There were no changes made to the allocation of the purchase price after 2013.  The adjustments in 2013 were as follows (dollars in thousands):

			Recognized
	Recognized	Measurement	as of
	as of	Period	Acquisition
	Acquisition	Adjustments	As Revised
Assets –
Property and equipment	$3,781	$—	$3,781
Intangible assets	4,380	—	4,380
Goodwill	10,368	159	10,527
Other assets	643	—	643
	19,172	159	19,331
Liabilities –
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

The goodwill recognized is attributed to the anticipated growth opportunities for colocation services and related cloud based services, and from combining the operations of the Company and SystemMetrics. This includes the ability of the Company to offer a complete data solution to its business customers with more robust virtual and physical colocation. In addition, as a significant component of colocation services is data transmission, the Company can offer SystemMetrics customers multiple transmission options. The goodwill is not deductible for income tax reporting purposes and is attributed to the newly formed data center colocation segment.

The following unaudited pro forma results of operations are provided for the year ended December 31, 2013 as if the acquisition of SystemMetrics occurred on January 1, 2012. The pro forma combined results of operations have been prepared by adjusting the historical results of the Company to include the historical results of SystemMetrics. Adjustments were made to the historical results for the purchase price allocation which primarily impacts depreciation and amortization, to eliminate the interest on certain debt financing which was not assumed in the purchase, to eliminate certain intercompany revenue between the entities and to reallocate the transaction related expenses from the 2013 to the 2012 period.

These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any costs savings or synergies that resulted, or will result, from the acquisition or any estimated costs that will be incurred to integrate SystemMetrics. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions as well as other factors.    The pro forma results for the Company for the year ended December 31, 2013, the year of acquisition, were consolidated revenues of $397.0 million and consolidated net income of $10.9 million.

For the year ended December 31, 2013, revenues and net loss for SystemMetrics, after the acquisition date, amounted to $2.2 million and $0.2 million, respectively.

4. Receivables, Net

Receivables consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Customers and other	$36,667	$36,417
Allowance for doubtful accounts	(3,931)	(3,755)
	$32,736	$32,662

The Company grants credit to customers in the normal course of business.  At December 31, 2015 and 2014, the Company did not have customer balances representing more than 10% of total receivables.  During the years ended December 31, 2015, 2014 and 2013, the Company had no customers that represented more than 10% of total revenues.

The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

		Additional
		Charges to	Deductions
	Beginning	Costs and	from	Ending
	Balance	Expenses	Allowance	Balance
January 1 to December 31, 2015	$3,755	$3,648	$(3,472)	$3,931
January 1 to December 31, 2014	3,942	3,590	(3,777)	3,755
January 1 to December 31, 2013	2,631	3,455	(2,144)	3,942

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Land	$67,278	$67,278
Buildings	114,351	110,852
Central office equipment	194,707	177,283
Outside communications plant	377,042	334,179
Furniture, vehicles and other equipment	74,377	60,290
Construction in progress	32,595	28,214
Software	66,704	54,635
Other	10,873	10,858
Property, plant and equipment cost	937,927	843,589
Less accumulated depreciation	358,820	277,633
	$579,107	$565,956

Depreciation expense amounted to $85.4 million, $75.1 million and $74.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

6. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$14,238	$7,471	$21,709	$11,799	$9,910
Trade name and other	320	263	57	320	202	118
	22,029	14,501	7,528	22,029	12,001	10,028
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$14,501	$34,828	$49,329	$12,001	$37,328

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

Amortization expense amounted to $2.5 million, $2.9 million and $2.8 million for the years ended December 31 2015, 2014 and 2013, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2016	$2,100
2017	1,703
2018	1,307
2019	930
2020	574
Thereafter	914
$7,528

In conjunction with the acquisition of SystemMetrics, the Company recognized goodwill of $10.5 million which is attributed to the data center colocation segment. In conjunction with the 2012 acquisition of Wavecom Solutions Corporation, the Company adjusted the carrying value of goodwill in 2013. The revised goodwill amounted to $1.6 million and is included in the telecommunications segment.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Salaries and benefits	$12,185	$15,910
Interest	1,262	2,550
Other taxes	1,044	939
	$14,491	$19,399

Other current liabilities consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Other postretirement benefits, current	$2,929	$2,660
Installment financing contracts, current	1,849	2,787
Other	1,154	1,343
	$5,932	$6,790

8. Long‑Term Debt

Long‑Term debt consists of the following (dollars in thousands):

	Interest Rate
	at December 31,	Final	December 31,
	2015	Maturity	2015	2014
Term loan	5.00%	June 6, 2019	$293,138	$296,138
Debt issue costs and original issue discount			(7,092)	(8,959)
			286,046	287,179
Current			3,000	3,000
Noncurrent			$283,046	$284,179

The term loan outstanding at December 31, 2015 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%. The Company has selected the Eurocurrency rate as of December 31, 2015 resulting in an interest rate at 5.00% as of that date.  The effective interest rate on the term loan, net of debt issue costs and original issue discount, is 5.39%.

The term loan provides for interest payments no less than quarterly. In addition, quarterly principal payments of $0.8 million are required. The balance of the loan is due at maturity on June 6, 2019. The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined. The percent of excess cash flow required is dependent on the Company’s leverage ratio. No or an immaterial amount of excess cash flow payments are or were due for the years ended December 31, 2015, 2014 and 2013. The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company has a revolving credit facility which was extended on April 9, 2015 to mature on December 6, 2018. The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended December 31, 2015 and 2014. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

Capitalized Interest

Interest capitalized by the Company amounted to $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Maturities

The annual requirements for principal payments on long-term debt as of December 31, 2015 are as follows (dollars in thousands):

Year ended December 31,
2016	$3,000
2017	3,000
2018	3,000
2019	284,138
$293,138

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

The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Change in projected benefit obligation:
Obligation at beginning of period	$248,505	$220,330	$59,830	$50,988
Service cost	—	—	1,088	897
Interest cost	8,073	8,844	2,355	2,384
Actuarial (gain) loss	6,699	26,643	(765)	7,239
Benefits paid	(59,822)	(7,312)	(1,759)	(1,678)
Obligation at end of period	203,455	248,505	60,749	59,830
Change in plan assets:
Fair value of plan assets at beginning of period	206,309	188,386	—	—
Actual return on plan assets	852	15,562	—	—
Employer contributions	9,339	9,673	1,759	1,678
Benefits paid	(59,822)	(7,312)	(1,759)	(1,678)
Fair value of plan assets at end of period	156,678	206,309	—	—
Funded status:
Plan assets less than projected benefit obligation	$(46,777)	$(42,196)	$(60,749)	$(59,830)
Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(2,929)	$(2,660)
Employee benefit obligation, noncurrent	(46,777)	(42,196)	(57,820)	(57,170)
Net amount recognized	$(46,777)	$(42,196)	$(60,749)	$(59,830)
Actuarial loss recognized in accumulated other comprehensive income (loss)	$(37,945)	$(27,728)	$(9,577)	$(10,931)
Actuarial assumptions:
Measurement date	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Discount rate ranges from a low of	4.09%	3.70%	4.32%	3.97%
Discount rate ranges to a high of	4.10%	3.74%	4.56%	4.15%
Assumed health care cost trend rate, current	NA	NA	7.50%	6.75%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2026	2022

During the year ended December 31, 2015, the Company’s pension plans paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $55.9 million.  This resulted in the recognition of a loss amounting to $8.1 million for the year ended December 31, 2015.

The actuarial loss for the year ended December 31, 2014 for both the pension and other postretirement benefits was caused, in part, by the decline in the discount rates and the use of a revised mortality table reflecting longer lives.  In addition, for the pension plans, the interest rate used to convert fixed annuities to lump sum benefits per the plan terms also declined.  The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2016 is $0.5 million for pension benefits and $0.4 million for other postretirement benefits.

The Company accrues the costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Pension Benefits

	For the For the Year Ended
	December 31,
	2015	2014	2013
Interest cost	$7,994	$8,844	$8,344
Expected asset return	(12,565)	(12,664)	(11,860)
Amortization of loss	186	135	628
Net periodic benefit income	(4,385)	(3,685)	(2,888)
Settlement loss	8,088	—	—
Total benefit cost (income)	$3,703	$(3,685)	$(2,888)
Actuarial assumptions:
Discount rate ranges from a low of	3.54%	4.40%	3.55%
Discount rate ranges to a high of	4.09%	4.62%	3.80%
Expected return on plan assets	7.25%	7.25%	7.50%

Other Postretirement Benefits

	For the For the Year Ended
	December 31,
	2015	2014	2013
Service cost	$1,088	$897	$1,047
Interest cost	2,355	2,384	2,089
Amortization of loss	588	60	356
Total benefit cost	$4,031	$3,341	$3,492
Actuarial assumptions:
Discount rate range from	3.97%	4.75%	3.85%
Discount rate range to	4.15%	5.01%	4.10%
Assumed health care cost trend rate, current	6.75%	7.00%	7.50%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2022	2022	2018

The measurement date for all plans was December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the accumulated benefit obligation was the same as the projected benefit obligation.

The Company based its selection of an assumed discount rate for 2016 net periodic benefit cost and December 31, 2015 disclosure on a cash flow matching analysis that utilized bond information provided from a published bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2015. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2015 did not change from December 31, 2014.

In selecting the expected rate of return on plan assets of 7.00% for 2016 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans’ asset allocations and the past performance of the plans’ assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

The Company’s overall investment strategy is to primarily invest for long‑term growth with sufficient investments available to fund near‑term benefit payments. The Company aims for diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 65 percent equity securities and 35 percent fixed income securities. Equity securities primarily include investments in equity funds and common stock of individual companies. Together these investments are diversified in both large and small cap companies located in the United States and internationally. Fixed income securities are in funds that invest in bonds of companies from diversified industries, mortgage‑backed securities and U.S. Treasuries.

Accounting standards establish a fair value hierarchy when measuring the fair value of pension plan assets. The three levels of inputs within the hierarchy are defined as follows. Level 1 is quoted prices for identical assets or liabilities in active markets. Level 2 is significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 3 is significant unobservable inputs that reflect the Company’s own assumptions as to how market participants would price an asset.

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, based on trading values or fund net asset value, by asset category and basis of valuation, are as follows (dollars in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2015
Common stocks - domestic large cap	$8,954	$—	$—	$8,954
Equity funds - large cap index	—	85,874	—	85,874
Fixed income funds - diversified bond	—	61,300	—	61,300
Short term investment funds	—	550	—	550
	$8,954	$147,724	$—	$156,678
2014
Common stocks - domestic large cap	$18,752	$—	$—	$18,752
Equity funds - large cap index	—	108,189	—	108,189
Fixed income funds - diversified bond	—	78,503	—	78,503
Short term investment funds	—	865	—	865
	$18,752	$187,557	$—	$206,309

The fair values of the financial instruments shown in the table above represent the Company’s best estimates of the amounts that would be received upon sale of those assets in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset at the measurement date, the fair value measurement reflects the Company’s judgments about the assumptions that market participants would use in pricing the asset. Those judgments are developed by the Company based on the best information available in the circumstances.

The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014.

Common stocks (Level 1) were valued at the closing price reported on the active market on which the individual securities are traded.

Fixed income funds, equity funds, and short term investment funds (Level 2) were valued as follows. Fixed income funds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Equity funds and short term investment funds include commingled equity funds that are not open to public investment and are valued at the net asset value per share.

All contributions made were as required by law. The Company expects to contribute $9.3 million to its defined benefit pension plans in 2016. The Company expects to contribute $2.9 million to its other postretirement benefit plans in 2016.

The Company projects that its plans will make the following benefit payments for the years ended December 31 (dollars in thousands):

		Other
	Pension Plans	Postretirement
	Benefits Paid	Benefits Paid
2016	$17,430	$2,992
2017	14,938	3,232
2018	15,602	3,555
2019	12,572	3,633
2020	13,067	3,725
2021 through 2025	62,046	18,393
	$135,655	$35,530

Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one‑percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest costs components	$263	$(207)
Effect on postretirement benefit obligation	3,925	(3,154)

401(k) Plan

The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees and 6% of compensation for non-union employees. Company contributions were $5.0 million, $5.1 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

10. Income Taxes

The components of the income tax provision are as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2015	2014	2013
Current
Federal	$—	$—	$—
State and local	(601)	(941)	(835)
	(601)	(941)	(835)
Deferred
Federal	1,726	6,081	8,346
State and local	232	770	1,271
	1,958	6,851	9,617
Total income tax provision	$1,357	$5,910	$8,782

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income taxes for the following reasons (dollars in thousands):

	For the Year Ended
	December 31,
	2015	2014	2013
Income tax at federal rate	$835	$4,763	$6,552
Increase (decrease) resulting from:
State income taxes, net of federal income tax	104	592	814
Permanent difference for compensation limitation	637	595	575
Expense reflected in tax basis	98	415	—
Tax credit included in taxable income	252	327	320
Other permanent differences	110	47	931
Capital goods excise tax credit	(601)	(942)	(836)
Other, net	54	51	6
Change in valuation allowance	(132)	62	420
Total income tax provision	$1,357	$5,910	$8,782

During the year ended December 31, 2013, the other permanent difference was attributed primarily to the Company recognizing adjustments to certain tax attributes for income tax purposes.

Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2015	2014
Deferred tax liabilities:
Property and equipment	$46,636	$46,618
Other basis differences	542	577
	47,178	47,195
Deferred tax assets:
Net operating loss and credit carryforwards	55,043	43,497
Intangible assets	41,678	52,022
Expenses deferred for tax	5,638	6,138
Employee benefits	31,423	30,029
Other basis differences	3,642	4,457
	137,424	136,143
Valuation allowance	(350)	(482)
	137,074	135,661
Deferred tax asset, net	$89,896	$88,466

As of December 31, 2015, net operating losses available for carry forward through 2035 amounted to $136.2 million for federal purposes and $143.7 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership. In addition to the net operating losses disclosed previously, there was $1.4 million and $1.6 million of excess tax deductions available at December 31, 2015 and 2014, respectively, related to employee stock expense for which a benefit will be recorded to additional paid-in capital when realized.

For the years ended December 31, 2015, 2014 and 2013, the change in the valuation allowance amounted to a reduction of $0.1 million, and an increase of $0.1 and $0.4 million, respectively.  The valuation allowance is related to charitable loss carry forwards subject to deduction limitations. If there is a decline in the level of actual future or forecasted earnings, the conclusion regarding the need for a valuation allowance may change in future periods resulting in the establishment of a valuation allowance for some or all of the deferred income tax assets. The following is a summary of activity for the valuation allowance (dollars in thousands):

		Charge (Credit)
		to Income Tax
	Beginning	Expense or	Ending
	Balance	Equity	Balance
January 1 to December 31, 2015	$482	$(132)	$350
January 1 to December 31, 2014	420	62	482
January 1 to December 31, 2013	—	420	420

The Company evaluates its tax positions for liability recognition. As of December 31, 2015, 2014 and 2013, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 or 2013. All tax years from 2012 remain open for both federal and Hawaii state purposes.

11. Stockholder’s Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares could be exercised from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the years ended December 31, 2015, 2014 and 2013, warrants were exercised on a cashless basis resulting in the issuance of 228,316, 73,422 and 117,784 shares of common stock, respectively.  In addition, during the year ended December 31, 2015, another 490,759 warrants were exercised for cash consideration of $6.9 million.

Equity Incentive Plan

The Compensation Committee of the Company’s Board of Directors may grant awards under the Company’s equity incentive plan in the form of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock‑based awards. The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 767,000 shares remaining to be issued at December 31, 2015. All grants under the equity incentive plan will be issued at the fair value of the Company’s common stock on date of grant.

As of December 31, 2015, all awards were restricted stock units.

Restricted Stock Units

Restricted stock units are generally subject to forfeiture if employment terminates prior to release of the restrictions. The Company expenses the cost of restricted stock units, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Restricted stock units have service, performance and market conditions for vesting. Those with service conditions vest in equal installments on each of the first through fourth anniversaries of the date of grant except for those granted to directors which vest over one year. Those with performance and market conditions vest in installments over four years based on the achievement of goals established by the Compensation Committee of the Company’s Board of Directors.

Activity with respect to outstanding restricted stock units for the years ended December 31, 2015, 2014 and 2013 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2013	223,224	$15
Granted	181,330	20
Vested	(120,902)	15
Forfeited	(22,918)	17
Nonvested at December 31, 2013	260,734	18
Granted	155,146	31
Vested	(157,794)	21
Forfeited	(12,334)	25
Nonvested at December 31, 2014	245,752	27
Granted	140,909	26
Vested	(110,623)	28
Forfeited	(101,520)	26
Nonvested at December 31, 2015	174,518	$26

As of December 31, 2015, there was $3.0 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of two years.

The Company recognized compensation expense of $1.6 million, $4.2 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company had granted restricted stock units with market conditions.  The Company valued those units for expense recognition purposes using a Monte Carlo simulation model with an expected volatility for the Company’s shares of 21.7%, a risk free return of 0.70% and no expected dividends.

The fair value as of the vesting date for the restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $3.9 million and $2.5 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 36,592,  53,775 and 34,730 for the years ended December 31, 2015, 2014 and 2013, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the tax authorities was $0.9 million, $1.5 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements. In 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in 2014.

12. Leases

The Company leases certain facilities and equipment for use in the Company’s operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $4.5 million, $5.1 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2016	$2,438
2017	2,022
2018	1,755
2019	1,737
2020	1,697
Thereafter	6,601
$16,250

13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized	Defined Benefit
	Gain (Loss) on	Postretirement
	Investments	Plans	Total
January 1, 2013	$(36)	$(28,414)	$(28,450)
Other comprehensive income (loss) for 2013, net of tax	(24)	23,758	23,734
December 31, 2013	(60)	(4,656)	(4,716)
Other comprehensive income (loss) for 2014, net of tax	(4)	(19,227)	(19,231)
December 31, 2014	(64)	(23,883)	(23,947)
Other comprehensive income (loss) for 2015, net of tax	64	(5,505)	(5,441)
December 31, 2015	$—	$(29,388)	$(29,388)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2015	2014	2013
Retirement plans
Amortization of loss and settlement loss	$8,862	$195	$984
Income tax charge on comprehensive income	3,368	74	374
Net of tax	$5,494	$121	$610

The amortization of gain or loss was recognized primarily in selling, general and administrative expense for all three periods presented.

14. Commitments and Contingencies

Long‑Term Fixed Supplier Commitments

The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related construction and services. Annual fixed fee commitments for agreements in effect at December 31, 2015, amounted to the following (dollars in thousands):

Years ended, December 31:
2016	$22,576
2017	10,858
2018	500
$33,934

Under the long-term agreements, the Company incurred costs amounting to $12.8 million, $9.3 million and $12.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system. The total system cost is $235 million and is primarily composed of a supply contract with the lead contractor. The Company will invest $25 million over the multi-year construction period for a fractional ownership in the system. The fixed fee component of the investment is included in the above fixed fee commitments. The Company will recognize its fractional share of the cost. In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the first half of 2017.  As of December 31, 2015, the Company had incurred costs of $3.5 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of December 31, 2015, the Company had received up-front payments of $5.7 million.  As provided for in one of the agreements, funds of $3.5 million were held in escrow.  The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the consolidated balance sheet.  A liability to provide services in the future for the same amount is included in other liabilities.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it is accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years.  Under the terms of CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  For the year ended December 31, 2015, the Company recognized $3.3 million in net CAF Phase II funding as revenue in the consolidated income statement.

Other Installment Contracts

The Company has various other fixed installment contacts generally in conjunction with acquisition of assets.  These agreements generally have a component representing interest at fixed rates in addition to principal.  As of December 31, 2015, the commitments were as follows (dollars in thousands):

Years ended, December 31:
2016	$2,399
2017	1,267
2018	1,044
2019	1,011
2020	1,018
Thereafter	8,084
14,823
Less amount representing interest	(4,099)
Present value	10,724
Current reflected in other current liabilities	1,849
Noncurrent reflected in other liabilities	$8,875

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires on December 31, 2017. The agreement covers approximately half of the Company’s workforce.

Litigation

The Company is involved in litigation arising in the normal course of business. The outcome of litigation is not expected to have a material adverse impact on the Company’s consolidated financial statements.

15. Fair Value of Financial Instruments

The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amount approximates fair value. The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash and cash equivalents are measured at Level 1.

Investment securities – The fair value of investment securities was based on quoted market prices. Investment securities were included in other assets on the consolidated balance sheets.

Debt – The fair value of debt is based on the value at which debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
December 31, 2015
Liabilities - long-term debt (carried at cost)	286,046	291,306
December 31, 2014
Assets - investment in U.S. Treasury obligations	$808	$808
Liabilities - long-term debt (carried at cost)	287,179	296,908

Fair Value Measurements

Fair value for accounting purposes is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Assets measured at fair value on a recurring basis represented investment securities which were included in other assets. Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt. A summary is as follows (dollars in thousands):

	December 31,
	2015	2014
Asset value measurements using:
Quoted prices in active markets for identical assets (Level 1)	$—	$808
Significant other observable inputs (Level 2)	—	—
Significant unobservable inputs (Level 3)	—	—
	$—	$808
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	291,306	296,908
Significant unobservable inputs (Level 3)	—	—
	$291,306	$296,908

Assets and liabilities measured at fair value on a non‑recurring basis for the year ended December 31, 2013 represent those recognized in conjunction with the acquisition of SystemMetrics. A summary of the valued assets and liabilities is included in Note 3 including a discussion of the valuation methodology. The majority of assets and liabilities were valued using level 3 unobservable inputs.

16. Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended
	December 31,
	2015	2014	2013
Cash paid during the year:
Income taxes paid, net of refunds	$—	$—	$—
Interest paid, net of amounts capitalized	16,178	14,667	18,094
Non-cash investing activities - capital assets acquired under installment contracts	90	6,005	—

17. Segment Information

The Company operates in the two reportable segments of telecommunications and data center colocation. This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company’s chief operating decision maker. The telecommunications segment provides local voice services, long distance voice services, high‑speed internet and video. In addition, the segment provides network access which includes data transport. Various related telephony services are provided including equipment and managed services. The data center colocation segment provides physical colocation, virtual colocation and various related telephony services.

The following table provides operating financial information for the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total
2015
Operating revenues	$383,767	$11,094	$(1,448)	$393,413
Depreciation and amortization	85,643	2,236	—	87,879
Operating income (loss)	20,161	(899)	—	19,262
Capital expenditures	97,838	604	—	98,442
Assets	777,139	22,556	—	799,695
2014
Operating revenues	$381,013	$10,737	$(1,011)	$390,739
Depreciation and amortization	76,325	1,689	—	78,014
Operating income (loss)	30,683	(212)	—	30,471
Capital expenditures	103,588	118	—	103,706
Assets	772,168	24,556	—	796,724
2013
Operating revenues	$389,168	$2,188	$(206)	$391,150
Depreciation and amortization	76,935	366	—	77,301
Operating income (loss)	41,907	(136)	—	41,771
Capital expenditures	92,742	299	—	93,041
Assets	752,702	19,022	—	771,724

Intersegment revenue represents network access services provided by the telecommunications segment for data center colocation. For the years ended December 31, 2015, 2014 and 2013, total operating income above reconciles to the consolidated statement of income as follows:

	For the Year Ended
	December 31,
	2015	2014	2013
Operating income	$19,262	$30,471	$41,771
Corporate other expense	16,805	16,462	22,501

Income before income tax provision	$2,457	$14,009	$19,270

The operating income of the telecommunications segment included the gain from the sale of property for $6.5 million for the year ended December 31, 2013.

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Local voice and other retail services	$318,644	$316,441	$321,735
Wholesale carrier services and subsidies	63,675	63,561	67,227
Data center colocation	11,094	10,737	2,188
	$393,413	$390,739	$391,150

In 2014, the data center colocation segment sold equipment for $0.4 million to a technology company that is a wholly-owned investment of an officer of the data center colocation segment.

18. Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

				Earnings	Earnings
			Net	(Loss)	(Loss)
	Operating	Operating	Income	per share -	per share -
	Revenues	Income	(Loss)	basic	diluted
Year Ended December 31, 2015:
First Quarter	$97,114	$5,919	$975	$0.09	$0.09
Second Quarter	96,187	5,260	455	0.04	0.04
Third Quarter	100,905	4,195	105	0.01	0.01
Fourth Quarter	99,207	3,888	(435)	(0.04)	(0.04)
Total	$393,413	$19,262	$1,100	$0.10	$0.10
Year Ended December 31, 2014:
First Quarter	$97,072	$8,138	$2,368	$0.22	$0.21
Second Quarter	96,784	7,892	2,239	0.21	0.20
Third Quarter	97,252	6,620	1,516	0.14	0.13
Fourth Quarter	99,631	7,821	1,976	0.19	0.17
Total	$390,739	$30,471	$8,099	$0.76	$0.72

The quarterly results of operations for the year ended December 31, 2015 include pension settlement losses (see Note 9) for the first, second, third and fourth quarters amounting to $0.9 million, $1.4 million, $4.1 million and $1.7 million, respectively.  In addition, in the third quarter of 2015, the Company recognized $2.2 million in CAF Phase II funding as revenue (see Note 14).

19. Restricted Net Assets and Parent Company Condensed Financial Information

Agreements with the HPUC and the debt agreements of Hawaiian Telcom Communications, Inc. limit the ability of the Company’s subsidiaries to pay dividends to the parent company and restrict the net assets of all of the Company’s subsidiaries.

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

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income (Loss)

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2015	2014	2013
Equity in earnings of Hawaiian Telcom Communications, Inc.	$1,100	$8,099	$10,488
Income tax expense	—	—	—
Net income	1,100	8,099	10,488
Other comprehensive income (loss), net of tax	(5,441)	(19,231)	23,734
Comprehensive income (loss)	$(4,341)	$(11,132)	$34,222

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Balance Sheets

(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Investment in Hawaiian Telcom Communications, Inc.	$307,699	$304,534
Total assets	$307,699	$304,534
Stockholders’ Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 11,466,398 and 10,673,292 shares issued and outstanding	$115	$107
Additional paid-in capital	178,019	170,521
Accumulated other comprehensive loss	(29,388)	(23,947)
Retained earnings	158,953	157,853
Total stockholders’ equity	$307,699	$304,534

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2015	2014	2013
Net income	$1,100	$8,099	$10,488
Undistributed earnings of Hawaiian Telcom Communications, Inc.	(1,100)	(8,099)	(10,488)
Net cash provided by operating activities, net change in cash and ending balance of cash	$—	$—	$—

Item 9.  Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, Chief Executive Officer, and Dan T. Bessey, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of December 31, 2015. Based on their evaluations, as of December 31, 2015, they have concluded that the disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Annual Report on Internal Control over Financial Reporting

Management of Hawaiian Telcom Holdco, Inc. (the “Company”) has prepared an annual report on internal control over financial reporting. The Company’s independent registered public accounting firm has rendered an opinion on the Company’s internal control over financial reporting. Management’s report, together with the opinion of the independent registered public accounting firm, is set forth in Part II, Item 8 of this report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A. Directors

For information about the Directors and corporate governance of the Company, see the section captioned “Election of Directors” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”), which section is incorporated herein by reference.

B. Executive Officers and Key Employees

The following table provides information regarding our executive officers and other key employees as of March 1, 2016:

Name	Age	Position(s)
Officers
Scott K. Barber	55	President, Chief Executive Officer and Director
Dan T. Bessey	50	Senior Vice President and Chief Financial Officer
John T. Komeiji	62	Chief Administrative Officer and General Counsel
Kevin T. Paul	60	Senior Vice President—Technology
Amy S. Aapala	43	Vice President—Information Technology Systems and Order Management
Jason K. Fujita	40	Vice President—Consumer Sales and Product Marketing
Paul G. Krueger	51	Vice President—Business Sales and Product Marketing
Benjamin L. Morgan	42	Vice President—Customer Care
Sunshine P. W. Topping	45	Vice President—Human Resources
Gregory Chamberlain	57	Vice President—Network Operations

Scott K. Barber became President and Chief Executive Officer of the Company in June 2015, and a Director in May 2015.  Prior to becoming our Chief Executive Officer, Mr. Barber served as our Chief Operating Officer since January 2013, where he was responsible for overseeing day-to-day operations of the Company’s technology, sales, marketing, customer service, customer care, business operations, and business development teams. Prior to joining us, Mr. Barber was Vice President of Operations of Consolidated Communications, an Illinois based telecommunications company, since July 2012, during which time he led field and network operations teams across six states. Prior to joining Consolidated Communications, Mr. Barber held various executive positions at SureWest Communications beginning 1994, most recently as Chief Operating Officer from 2011 to 2012.

Dan T. Bessey became our Senior Vice President and Chief Financial Officer in May 2015.  Prior to joining us, Mr. Bessey served as the Chief Financial Officer of Cesca Therapeutics Inc., a biotechnology company, from March 2014.  Prior to that, Mr. Bessey served as Vice President and Chief Financial Officer of SureWest Communications, a telecommunications company, from 2008 to 2013.  Before becoming Chief Financial Officer of SureWest Communications, Mr. Bessey served in a number of key financial leadership roles within the company, including Vice President of Finance, Controller and Director of Corporate Finance beginning in 1995.  Prior to joining SureWest Communications, Mr. Bessey was with Ernst & Young LLP.  Mr. Bessey is a Certified Public Accountant and has a B.S. degree in Business Administration with a concentration in Accountancy from California State University – Sacramento, where he graduated Magna Cum Laude.

John T. Komeiji became our Senior Vice President and General Counsel in June 2008 and is responsible for our legal, government affairs, support services, external affairs, and as of November 2010, human resources and labor relations. Prior to joining us, Mr. Komeiji was senior partner at Watanabe Ing & Komeiji LLP from 1998 to June 2008, where his practice focused on litigation of complex commercial, personal injury and professional liability matters. He is the past president of the Hawaii State Bar Association and has served on the American Bar Association’s Standing Committee on Lawyer Competence.

Kevin T. Paul became our Senior Vice President—Technology in August 2011 and is responsible for the architecture, engineering, development, test and support of our network and systems. Mr. Paul has held leadership technology roles for over 25 years. Prior to joining us, he served in various capacities at Level 3 Communications since 2000, including as Vice President of Content Engineering & Development from January 2009 to July 2011, where he had responsibility for the architecture, engineering, development, test and tier IV support of Level 3’s CDN and VYVX services, and Vice President of Network Integration from November 2005 to December 2008, where he had responsibility for network due diligence, integration, planning and execution.

Amy S. Aapala became our Vice President—Information Technology Systems and Order Management effective February 15, 2016, and is responsible for our order management systems, data center and desktop services. She joined us in 2005, having previously served as our Vice President—Customer Service from March 2013 until February 2016,  Executive Director‑Field Operations from December 2011 to March 2013 and Executive Director‑OMS Operations from January 2011 to December 2011.  Ms. Aapala has more than 18 years of experience in the telecommunications industry. Prior to joining us, Ms. Aapala worked as a consultant for The Carlyle Group and in senior management positions in billing and customer service with various telecommunications companies.

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

Benjamin L. Morgan became our Vice President—Customer Care in March 2014. He is responsible for our Customer CARE, 911 operations, Managed Services Operations teams and Network Reliability department, which includes the Network Operations Center (eNOC), Tier 2 Technical Support, Data Center Operations, TV Head End Operations and internal Help Desk teams. Mr. Morgan joined us in October 2011 as Director of Customer Care. In March 2012, he took on an expanded role as Executive Director—Customer Care. With more than 15 years of technology and telecommunications experience, he previously held management and senior management positions at Speakeasy Inc., which merged with Covad Communications and MegaPath to form a new MegaPath Corporation in 2010, most recently as Vice President—Voice Services.

Sunshine P. W. Topping joined Hawaiian Telcom as Vice President of Human Resources in June 2015. She oversees the Company’s HR, benefits, employment and HR information systems (HRIS), labor relations, and organizational development and training functions.  She previously served as Chief Human Resources Strategy Officer for ‘ike (from 2014-2015), was Senior Director of Recruitment for Hawaiian Airlines between 2011-2014. She also served on the honorable Governor Neil Abercrombie’s cabinet as Director of the Human Resources Department for the state of Hawaii.  She has 20 years of Human Resources experience, starting in 1996 as a Labor Relations specialist for The Boeing Company.

Greg Chamberlain became our Vice President of Network Operations in March 2016.  Mr. Chamberlain oversees technical installation, repair and construction projects, central office and dispatch operations and network support services. Prior to joining Hawaiian Telcom in 2013, Mr. Chamberlain served as Executive Director of Network Engineering at SureWest Broadband, now known as Consolidated Communications, where he oversaw the deployment and management of key services such as Voice-over-Internet-Protocol (VoIP), Internet Service Providers, servers and data centers. Prior to this, he served as Director of Network Operations for WINfirst (Western Integrated Networks), a Denver-based communications company. Mr. Chamberlain has 35 years of experience in the telecommunications industry.

Item 11.  Executive Compensation

For information about executive compensation, see the section captioned “Compensation of the Named Executive Officers and Directors” in the Company’s 2016 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the section captioned “Security Ownership of Certain Stockholders, Directors and Executive Officers” in the Company’s 2016 Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2016 Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

See the section captioned “Ratification of the Selection of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for 2016” in the Company’s 2016 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)The following documents are being filed as part of this report.

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

3.	Exhibits required by Item 601 of Regulation S‑K.

Exhibit No.	Description of Exhibit
2.1

Plan of Reorganization, dated December 30, 2009, confirmed by the Bankruptcy Court (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10‑12B, File No. 1‑34686, filed with the SEC on April 7, 2010).

3.1

Amended and Restated Certificate of Incorporation of Hawaiian Telcom Holdco, Inc., filed October 28, 2010 with The State of Delaware (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

3.2

Amended and Restated Bylaws of Hawaiian Telcom Holdco, Inc. effective May 1, 2015 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 4, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

10.1

Supply Chain Services Agreement by and between Hawaiian Telcom Communications, Inc. and KGP Logistics, Inc. (KGP) dated December 7, 2009 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10‑12B, File No. 1‑34686, filed with the SEC on April 7, 2010).

10.2

Intellectual Property Agreement between GTE Corporation, Hawaiian Telcom Holdco, Inc., Verizon HoldCo LLC and Hawaiian Telcom Communications, Inc., dated May 2, 2005 (incorporated by reference to Exhibit 10.11 of Hawaiian Telcom Communications, Inc.’s Form S‑4, File No. 333‑131152, filed with the SEC on January 19, 2006).

10.3

Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.12 of Hawaiian Telcom Communications, Inc.’s Form S‑4, File No. 333‑131152, filed with the SEC on January 19, 2006).

10.4

Amendment No. 1, dated March 5, 2007, to the Verizon Proprietary Software License Agreement between GTE Corporation and Hawaiian Telcom Communications, Inc., effective as of May 2, 2005 (incorporated by reference to Exhibit 10.17 of Hawaiian Telcom Communications, Inc.’s Form 10‑K, File No. 333‑131152, filed with the SEC on April 2, 2007).

10.5

Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated as of October 15, 2005 (incorporated by reference to Exhibit 10.24 of Hawaiian Telcom Communications, Inc.’s Form S‑4, File No. 333‑131152, filed with the SEC on January 19, 2006).

Exhibit No.	Description of Exhibit

10.6

Amendment No. 1 to the Production Agreement between Dataprose, Inc. and Hawaiian Telcom Communications, Inc., dated February 1, 2006 (incorporated by reference to Exhibit 10.29 of Hawaiian Telcom Communications, Inc.’s Amendment No. 1 to Form S‑4, File No. 333‑131152, filed with the SEC on March 31, 2006).

10.7

Amended and Restated Master Application Services Agreement effective as of March 13, 2009, by and between Hawaiian Telcom Communications, Inc. and Accenture LLP (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10‑12B, File No. 1‑34686, filed with the SEC on April 7, 2010).

10.8*

Employment Offer Letter, dated March 11, 2014 and effective as of October 29, 2014, by and between Eric K. Yeaman and Hawaiian Telcom Holdco, Inc., (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10‑K, File No. 1‑34686, filed with the SEC on March 13, 2014).

10.9*

Amended and Restated Employment Offer Letter, effective as of June 12, 2015, by and between Scott K. Barber and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.9 on the Registrant’s Form 10-Q, File No. 1 34686, filed with the SEC on August 4, 2015).

10.11

Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 10, 2012).

10.12

Amendment No. 1 dated June 6, 2013 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on August 5, 2013).

10.13

Guarantee and Collateral Agreement, dated as of February 29, 2012, among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom Communications, Inc., the subsidiaries of Hawaiian Telcom Communications, Inc. identified therein, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 10, 2012).

10.14

Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, by and among Hawaiian Telcom Communications, Inc., First Hawaiian Bank, as agent, and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8‑K, File No. 1‑34686, filed with the SEC on October 6, 2011).

10.15

Amended and Restated Guaranty, dated as of October 3, 2011, by and among Hawaiian Telcom Holdco, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., and First Hawaiian Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8‑K, File No. 1‑34686, filed with the SEC on October 6, 2011).

10.16*

Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

10.17*

Form of Restricted Stock Unit Agreement for Executives pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 6, 2013).

Exhibit No.	Description of Exhibit
10.18*

Form of Restricted Stock Unit Agreement for the CEO pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

10.19*

Form of Restricted Stock Unit Agreement for Non‑Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 6, 2013).

10.20*

Form of Amendment effective as of March 10, 2014 to Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10‑K, File No. 1‑34686, filed with the SEC on March 13, 2014).

10.21*

Hawaiian Telcom Performance Compensation Plan, dated as of March 21, 2011 (incorporated by reference to Exhibit 10.36 on the Registrant’s Form 10‑K, File No. 0‑54196, filed with the SEC on March 28, 2011).

10.22*

Hawaiian Telcom Holdco, Inc. Amended and Restated Executive Severance Plan, effective June 12, 2015 (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10 Q, File No. 1-34686, filed with the SEC on August 4, 2015).

10.23*

Employment Offer Letter, dated May 6, 2014, by and between John T. Komeiji and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 7, 2014).

10.24*

Employment Offer Letter, dated May 6, 2014, by and between Kevin T. Paul and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 7, 2014).

10.25 10.26*

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

10.27

Nomination, Standstill and Support Agreement and Confidentiality Agreement, dated February 25, 2016, by and between Hawaiian Telcom Holdco, Inc. and Black Diamond Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686 filed with the SEC on February 25, 2016).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP dated March 8, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Exhibit No.	Description of Exhibit
99.1	Earnings Release dated March 8, 2016.
101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawaiian Telcom Holdco, Inc.

Date: March 8, 2016	By:	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

Date: March 8, 2016	By:	/s/ Dan T. Bessey
Dan T. Bessey
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott K. Barber	Chief Executive Officer	March 8, 2016
Scott K. Barber	(Principal Executive Officer) and Director

/s/ Dan T. Bessey	Chief Financial Officer (Principal Financial Officer and	March 8, 2016
Dan T. Bessey	Principal Accounting Officer)

/s/ Kurt M. Cellar	Director	March 8, 2016
Kurt M. Cellar

/s/ Meredith J. Ching	Director	March 8, 2016
Meredith J. Ching

/s/ Walter A. Dods, Jr.	Director	March 8, 2016
Walter A. Dods, Jr.

/s/ Warren H. Haruki	Director	March 8, 2016
Warren H. Haruki

/s/ Richard A. Jalkut	Director	March 8, 2016
Richard A. Jalkut

/s/ Steven C. Oldham	Director	March 8, 2016
Steven C. Oldham

/s/ Bernard R. Phillips III	Director	March 8, 2016
Bernard R. Phillips III

/s/ Eric K. Yeaman	Director	March 8, 2016
Eric K. Yeaman