Form 10-Q
period 2016-03-31
Hawaiian Telcom Holdco, Inc.
filed 2016-05-05
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of May 5, 2016, 11,511,591 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues	$98,794	$97,114
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	42,479	40,183
Selling, general and administrative	29,865	29,732
Depreciation and amortization	21,950	21,280
Total operating expenses	94,294	91,195
Operating income	4,500	5,919
Other income (expense):
Interest expense	(4,240)	(4,337)
Interest income and other	—	7
Total other expense	(4,240)	(4,330)
Income before income tax provision	260	1,589
Income tax provision	106	614
Net income	$154	$975
Net income per common share -
Basic	$0.01	$0.09
Diluted	$0.01	$0.09
Weighted average shares used to compute net income per common share -
Basic	11,475,834	10,692,198
Diluted	11,500,308	11,272,922

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$154	$975
Other comprehensive income (loss):
Unrealized holding gains arising during period	—	2
Retirement plan gain (loss)	247	(2,018)
Income tax credit (provision) on comprehensive income	(94)	779
Other comprehensive income (loss), net of tax	153	(1,237)
Comprehensive income (loss)	$307	$(262)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$20,852	$30,312
Receivables, net	31,490	32,736
Material and supplies	9,916	8,499
Prepaid expenses	4,244	4,068
Other current assets	3,175	2,102
Total current assets	69,677	77,717
Property, plant and equipment, net	582,271	579,107
Intangible assets, net	34,304	34,828
Goodwill	12,104	12,104
Deferred income taxes, net	89,561	89,896
Other assets	6,452	6,043
Total assets	$794,369	$799,695
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	43,544	44,841
Accrued expenses	13,202	14,491
Advance billings and customer deposits	18,143	17,551
Other current liabilities	5,023	5,932
Total current liabilities	82,912	85,815
Long-term debt	282,775	283,046
Employee benefit obligations	102,503	104,597
Other liabilities	17,946	18,538
Total liabilities	486,136	491,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,511,591 and 11,466,398 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	178,246	178,019
Accumulated other comprehensive loss	(29,235)	(29,388)
Retained earnings	159,107	158,953
Total stockholders’ equity	308,233	307,699
Total liabilities and stockholders’ equity	$794,369	$799,695

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$154	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,950	21,280
Deferred financing amortization	492	472
Employee retirement benefits	(1,846)	(1,952)
Provision for uncollectible receivables	1,039	1,248
Stock based compensation	579	375
Deferred income taxes	240	837
Changes in operating assets and liabilities:
Receivables	207	(943)
Material and supplies	(1,417)	(91)
Prepaid expenses and other current assets	(1,249)	(121)
Accounts payable and accrued expenses	965	(3,782)
Advance billings and customer deposits	592	484
Other current liabilities	(278)	(185)
Other	(512)	336
Net cash provided by operating activities	20,916	18,933
Cash flows from investing activities:
Capital expenditures	(28,139)	(29,172)
Net cash used in investing activities	(28,139)	(29,172)
Cash flows from financing activities:
Repayment of debt	(750)	(750)
Proceeds from installment financing	—	354
Repayment of capital lease and installment financing	(1,135)	(1,382)
Taxes paid related to net share settlement of equity awards	(352)	(928)
Net cash used in financing activities	(2,237)	(2,706)
Net change in cash and cash equivalents	(9,460)	(12,945)
Cash and cash equivalents, beginning of period	30,312	39,885
Cash and cash equivalents, end of period	$20,852	$26,940
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$2,492	$3,953

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	579	—	—	579

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	45,193	—	(352)	—	—	(352)

Net income	—	—	—	—	154	154

Other comprehensive income, net of tax	—	—	—	153	—	153

Balance, March 31, 2016	11,511,591	$115	$178,246	$(29,235)	$159,107	$308,233

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	375	—	—	375

Exercise of warrant agreement	12,300	—	—	—	—	—

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	72,074	1	(929)	—	—	(928)

Net income	—	—	—	—	975	975

Other comprehensive loss, net of tax	—	—	—	(1,237)	—	(1,237)

Balance, March 31, 2015	10,757,666	$108	$169,967	$(25,184)	$158,828	$303,719

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the results of operations, comprehensive income, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2016 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $17.0 million and $15.2 million at March 31, 2016 and 2015, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended
	March 31,
	2016	2015
Basic earnings per share - weighted average shares	11,475,834	10,692,198
Effect of dilutive securities:
Employee and director restricted stock units	24,474	73,457
Warrants	—	507,267
Diluted earnings per share - weighted average shares	11,500,308	11,272,922

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 135,906 shares of common stock for the three months ended March 31, 2016. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  For the three months ended March 31, 2015, there were no restricted stock units that were anti-dilutive to earnings per share.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard which provides guidance for revenue recognition which was amended in July 2015 and in March 2016. The most recent amendment provides revised guidance on when to record revenue gross as the principal or net as the agent in accordance with the new revenue standard’s control principal.  The new standard, along with the amendments which must be adopted at the same time as the new standard, is effective for the Company in the first quarter of 2018 with either full retrospective or modified retrospective adoption permitted. Early adoption is allowed from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s financial position, results of operations and cash flows, and financial statement disclosures.  As this process is still ongoing, the effect of adoption is not yet known.

In February 2016, the FASB issued a new standard for accounting for leases.  The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted.  The Company is currently evaluating the effect that the new standard will have on the Company’s consolidated financial statements and financial statement disclosures.

In March 2016, the FASB issued a new standard that simplifies the accounting for employee share-based payment transactions.  The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows.  The new accounting guidance is effective for the Company in the first quarter of 2017 with early adoption permitted.  The Company is evaluating the effect of the new guidance on the Company’s consolidated financial statements and financial statement disclosures.

3. Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Customers and other	$35,526	$36,667
Allowance for doubtful accounts	(4,036)	(3,931)
	$31,490	$32,736

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Property, plant and equipment cost	$961,009	$937,927
Less accumulated depreciation	378,738	358,820
	$582,271	$579,107

Depreciation expense amounted to $21.4 million and $20.7 million for the three months ended March 31, 2016 and 2015, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$14,753	$6,956	$21,709	$14,238	$7,471
Trade name and other	320	272	48	320	263	57
	22,029	15,025	7,004	22,029	14,501	7,528
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$15,025	$34,304	$49,329	$14,501	$34,828

Amortization expense amounted to $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$1,576
2017	1,703
2018	1,307
2019	930
2020	574
Thereafter	914
$7,004

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Salaries and benefits	$9,639	$12,185
Interest	2,518	1,262
Other taxes	1,045	1,044
	$13,202	$14,491

Other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Other postretirement benefits, current	$2,929	$2,929
Installment financing contracts, current	1,016	1,849
Other	1,078	1,154
	$5,023	$5,932

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at March 31,	Final	March 31,	December 31,
	2016	Maturity	2016	2015
Term loan	5.00%	June 6, 2019	$292,388	$293,138
Debt issue costs and original issue discount			(6,613)	(7,092)
			285,775	286,046
Current			3,000	3,000
Noncurrent			$282,775	$283,046

The term loan outstanding at March 31, 2016 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.00% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.00%. The Company has selected the Eurocurrency rate as of March 31, 2016 resulting in an interest rate currently at 5.00%.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, 50% or 25% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  There was no excess cash flow payment due for the year ended December 31, 2015.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

In May 2016, the Company amended the term loan allowing for a revised leverage ratio financial covenant.  The amendment modifies the maximum allowed leverage ratio, as defined, for the four consecutive fiscal quarters ended from June 30, 2016 to September 30, 2017 to 3.00:1:00, from December 31, 2017 to September 30, 2018 to 2.75:1:00 and from December 31, 2018 and each subsequent quarter to 2.50:1.00.  In conjunction therewith, the Company agreed to an increase in the interest rate margin of 0.25% and modification to the prepayment requirement of up to 75% of excess cash flow.  The interest rate margin is subject to a further increase of 0.25% for a decline in the debt rating, as defined.

The Company also has a revolving credit facility which matures on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended March 31, 2016 and 2015.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2016 are as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$2,250
2017	3,000
2018	3,000
2019	284,138
$292,388

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following provides the components of benefit costs (income) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$1,996	$2,073
Expected asset return	(2,678)	(3,394)
Amortization of loss	129	22
Net periodic benefit income	(553)	(1,299)
Settlement loss	—	850
Total benefit income	$(553)	$(449)

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2016	2015
Service cost	$259	$259
Interest cost	655	589
Amortization of loss	119	149
Total benefit cost	$1,033	$997

During the three months ended March 31, 2015, the Company’s pension plan for union employees paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $6.0 million.  During the three months ended March 31, 2015, the Company’s pension plan for management employees paid lump sum benefits in full settlement amounting to $0.6 million.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $0.9 million for the three months ended March 31, 2015.  Because of the settlements, the Company measured its union and management pension plan obligations and plan assets as of March 31, 2015.  The Company used a discount rate of 3.54% as of March 31, 2015 to measure the union pension plan obligations.  The Company used a discount rate of 3.57% to measure the management plan obligations as of March 31, 2015.  The new measurements resulted in a retirement plan loss which was charged to other comprehensive loss of $2.2 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, lump sum benefits paid did not exceed the threshold requiring settlement accounting.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $9.3 million to its pension plan in 2016.  As of March 31, 2016, the Company has contributed $1.9 million.  The Company presently expects to contribute the full amount during the remainder of 2016.

8. Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Income tax at federal rate	$88	$540
Increase (decrease) resulting from:
State income taxes, net of federal income tax	12	67
Permanent difference for compensation limitation	—	124
Expense reflected in tax basis	16	—
Other permanent differences	4	106
Capital goods excise tax credit	(14)	(223)
Total income tax provision	$106	$614

The Company evaluates its tax positions for liability recognition.  As of March 31, 2016, the Company had no unrecognized tax benefits.  No interest or penalties related to tax assessments were recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2016 and 2015.  All tax years from 2012 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 632,000 shares remaining to be issued at March 31, 2016.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2016, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2016 and 2015 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2016
Nonvested at January 1, 2016	174,518	$26
Granted	121,724	25
Vested	(60,425)	25
Nonvested at March 31, 2016	235,817	$25

2015
Nonvested at January 1, 2015	245,752	$27
Granted	120,973	26
Vested	(107,788)	28
Forfeited	(17,827)	27
Nonvested at March 31, 2015	241,110	$26

The Company recognized compensation expense of $0.6 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2016 and 2015 was $0.9 million and $2.5 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 15,234 and 35,714 for the three months ended March 31, 2016 and 2015, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.  Other than reimbursements for tax withholdings, there was no cash received under all share-based arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  The compensation for the performance period ended December 31, 2015 was settled in cash in March 2016.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees will be settled in Company shares based on the share price at the date of settlement.  Upon settlement, employees may have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  The estimated performance based compensation to be settled in stock amounted to $0.2 million for the three months ended March 31, 2016.

10. Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares were exercisable anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants were tendered in lieu of payment for the exercise price.  During the three months ended March 31, 2015, warrants were exercised on a cashless basis resulting in the issuance of 12,300 shares of common stock.

Accumulated Other Comprehensive Income (Loss)

The changes in components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total
Three Months Ended March 31, 2016
January 1, 2016	$—	$(29,388)	$(29,388)
Other comprehensive income (loss) for 2016	—	153	153

March 31, 2016	$—	$(29,235)	$(29,235)

Three Months Ended March 31, 2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive income (loss) for 2015	2	(1,239)	(1,237)

March 31, 2015	$(62)	$(25,122)	$(25,184)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Retirement plans
Amortization of loss and settlement loss	$247	$1,021
Income tax charge on comprehensive income	(94)	(388)
Total	$153	$633

The amortization of loss and settlement loss was recognized primarily in selling, general and administrative expense for the periods ended March 31, 2016 and 2015.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $235 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company will recognize its fractional share of the cost.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the first half of 2017. As of March 31, 2016, the Company had incurred costs of $6.3 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of March 31, 2016, the Company had received up-front payments of $5.7 million. As provided for in one of the agreements, funds of $3.5 million were held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in other liabilities.  The Company will recognize revenue for the circuit, beginning upon activation of the services, on a straight-line basis over the contract term which is generally up to 25 years.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it was accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.

For the three months ended March 31, 2016, the Company recognized $1.1 million in CAF Phase II funding as revenue.

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

Cash and cash equivalents, accounts receivable and accounts payable – The carrying amount approximates fair value.  The valuation is based on settlements of similar financial instruments all of which are short-term in nature and generally settled at or near cost.  Cash and cash equivalents is measured at Level 1.

Debt – The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
March 31, 2016
Liabilities - long-term debt (carried at cost)	285,775	290,378
December 31, 2015
Liabilities - long-term debt (carried at cost)	286,046	291,306

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	290,378	291,306
Significant unobservable inputs (Level 3)	—	—
	$290,378	$291,306

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

The following table provides operating financial information for the Company’s reportable segments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Tele-	Data Center	Intersegment
	communications	Colocation	Elimination	Total
Three Months Ended March 31, 2016
Operating revenues	$96,185	$3,057	$(448)	$98,794
Depreciation and amortization	21,426	524	—	21,950
Operating income (loss)	4,611	(111)	—	4,500
Capital expenditures	24,412	176	—	24,588

Three Months Ended March 31, 2015
Operating revenues	$94,836	$2,597	$(319)	$97,114
Depreciation and amortization	20,728	552	—	21,280
Operating income (loss)	6,246	(327)	—	5,919
Capital expenditures	22,752	479	—	23,231

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three months ended March 31, 2016 and 2015, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Operating income	$4,500	$5,919
Corporate other expense	(4,240)	(4,330)
Income before income tax provision	$260	$1,589

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Local voice and other retail services	$81,975	$80,184
Wholesale carrier data services	13,762	14,333
Data center colocation	3,057	2,597
	$98,794	$97,114

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	failures in critical back-office systems and IT infrastructure;
•	a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	our ability to fund capital expenditures for network enhancements;
•	the ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	the ability of our operating subsidiaries to distribute funds or assets to the parent company;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	changes in demand for our products and services;
•	technological changes affecting the telecommunications industry;
•	our ability to continue to license or enforce the intellectual property rights on which our business depends;
•	failure to renegotiate contracts with television content providers on acceptable terms or at all;
•	economic conditions in Hawaii;
•	our ability to retain experienced personnel;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition;
•	the effect of severe weather and natural disasters;
•	the ability of a few large shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

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

Telecommunications

The telecommunication segment derives revenue from the following sources:

Business data which includes data products such as Ethernet and Dedicated Internet Access along with traditional High-Speed Internet (“HSI”) for business customers, and VoIP.  Business VoIP, also referred to as BVoIP, is a unified hosted communications solution for business that includes digital voice services bundled with internet service.

Voice services for both business and residential customers includes local telephone service.  These revenues include monthly charges for basic service, local private line services and enhanced calling features such as voice mail, caller ID and 3 way calling.  Voice also includes long distance services and subscriber line charges imposed on voice customers.

Equipment and managed services includes installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

High Speed Internet services are provided to residential customers as well.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of March 31, 2016 and 2015, and our operating revenues for the three months ended March 31, 2016 and 2015.  For comparability, we also present volume information as of March 31, 2016 compared to December 31, 2015.

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

Beginning December 2015, we enhanced the presentation of volume information and operating revenue to provide more meaningful information.  Prior period information has been revised to reflect the current presentation.  Total revenue has not changed from that previously reported but the classification by channel has been modified and we now present product information by channel as well.

Volume Information

As of March 31, 2016 compared to March 31, 2015

	March 31,		Change
	2016	2015	Number	Percentage
Business
Data lines	19,954	19,624	330	1.7%
BVoIP lines	17,281	13,875	3,406	24.5%
Voice access lines	166,073	173,425	(7,352)	(4.2)%

Consumer
Video subscribers	37,108	29,721	7,387	24.9%
Internet lines	92,820	93,090	(270)	(0.3)%
Voice access lines	147,375	165,074	(17,699)	(10.7)%
Homes enabled for video	195,000	166,000	29,000	17.5%

As of March 31, 2016 compared to December 31, 2015

	March 31,	December 31,	Change
	2016	2015	Number	Percentage
Business
Data lines	19,954	20,081	(127)	(0.6)%
BVoIP lines	17,281	16,749	532	3.2%
Voice access lines	166,073	168,058	(1,985)	(1.2)%

Consumer
Video subscribers	37,108	35,876	1,232	3.4%
Internet lines	92,820	93,002	(182)	(0.2)%
Voice access lines	147,375	151,996	(4,621)	(3.0)%
Homes enabled for video	195,000	190,000	5,000	2.6%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Business
Data services	$14,968	$12,059	$2,909	24.1%
Voice services	22,352	24,021	(1,669)	(6.9)%
Data center services	3,057	2,597	460	17.7%
Equipment and managed services	4,465	4,265	200	4.7%
	44,842	42,942	1,900	4.4%
Consumer
Video services	9,426	7,522	1,904	25.3%
Internet services	7,725	8,128	(403)	(5.0)%
Voice services	19,054	20,516	(1,462)	(7.1)%
	36,205	36,166	39	0.1%
Wholesale carrier data	13,762	14,333	(571)	(4.0)%
Other	3,985	3,673	312	8.5%
	$98,794	$97,114	$1,680	1.7%

Business data, including internet and VoIP revenue, for the three months ended March 31, 2016 increased when compared to three months ended March 31, 2015 because of revenue from one new institutional customer amounting to $1.6 million including certain one-time charges.  The customer has a contract for Dedicated Internet Access which can be terminated any time after June 30, 2016.  In addition, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.  In general, the demand for data services continues to rise as reflected in the growth in data lines and BVoIP lines.

The decrease in voice services revenues for both the business and consumer channel for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was caused primarily by the decline of voice access lines. Business voice access lines decreased 4.2% during the period which contributed an estimated $1.0 million to the reduction in business voice services revenue for the first quarter of 2016 compared to the first quarter of 2015.  The balance of the revenue decline is related to the types of voice services delivered and competitive pricing.  Consumer voice access lines decreased 10.7% during the period which contributed an estimated $2.2 million to the decline in consumer voice services revenue for the first quarter of 2016 compared to the first quarter of 2015.  This was offset in part by pricing and other supplemental consumer voice services.

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

Data center services revenues for the three months ended March 31, 2016 increased when compared to the same period in the prior year as a result of increased virtual colocation services.  Data center colocation is deemed a separate business segment.  However, we consider this part of our business channel.

Equipment and managed services revenue for the three months ended March 31, 2016 was comparable to the same quarter of the prior year.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

We are continuing the roll out of Hawaiian Telcom TV on Oahu as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.

Residential internet revenues for the quarter ended March 31, 2016 decreased when compared to the quarter ended March 31, 2015 as a result of competitive pricing.  Consumer internet lines did not change significantly between March 31, 2016 and March 31, 2015.

Wholesale carrier revenue decreased in the first quarter of 2016 compared to the first quarter of 2015 as certain carriers have replaced older legacy circuits with more cost effective alternatives.

Other revenue was impacted by government subsidies from the Universal Service Fund which increased for the three months ended March 31, 2016 compared to the same period in the prior year. In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. CAF Phase II is the long-term component of the program. In August 2015, we notified the FCC that we are accepting CAF Phase II support which amounts to $4.4 million in annual funding. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates. For the three months ended March 31, 2016, we recognized $1.1 million in CAF Phase II subsidies as revenue.

Other revenues increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Offsetting the increase in government subsidies as discussed above, were decreases in certain other ancillary services revenue.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for all segments and by segments for the three months ended March 31, 2016 compared to the costs and expenses for the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$42,479	$40,183	$2,296	5.7%
Selling, general and administrative expenses	29,865	29,732	133	0.4%
Depreciation and amortization	21,950	21,280	670	3.1%
	$94,294	$91,195	$3,099	3.4%

By segment —
Data center colocation	$3,168	$2,924	$244	8.3%
Telecommunications	91,126	88,271	2,855	3.2%
	$94,294	$91,195	$3,099	3.4%

The increase in operating costs and expenses for the data center colocation segment for the three months ended March 31, 2016 compared to the same period in the prior year is because of greater costs for leased circuits and other direct cost of services of $0.2 million with increased service volumes.

The cause of the increase in operating costs and expenses for the telecommunications segment of $2.9 million for the three months ended March 31, 2016 compared to the same period in 2015 are the same as those below explaining changes in costs and expenses for all segments.

The Company’s total headcount as of March 31, 2016 was 1,318 compared to 1,336 as of March 31, 2015.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Costs of revenue for the three months ended March 31, 2016 increased when compared to the prior year period because of increased content costs for Hawaiian Telcom TV of $1.8 million as we add subscribers.  In addition, costs incurred for system repairs related to unusually heavy rains amounted to $0.7 million in the first quarter of 2016.  This was offset by lower electricity costs of $0.6 million on reduced utility rates and energy saving initiatives.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The increase for the three months ended March 31, 2016 relative to the three months ended March 31, 2015 is primarily because of higher wage related costs, such as for stock compensation, incurred in the first quarter of 2016 amounting to $0.7 million.  This was offset by the pension settlement loss of $0.9 million recognized in the first quarter of 2015.

Depreciation and amortization for the three month period ended March 31, 2016 was higher than the same period in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

Other Income and (Expense)

The following tables summarize other income (expense) for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percentage
Interest expense	$(4,240)	$(4,337)	$97	(2.2)%
Interest income and other	—	7	(7)	(100.0)%
	$(4,240)	$(4,330)	$90	(2.1)%

Interest expense was comparable for the three month periods ended March 31, 2016 and 2015.  Interest capitalized amounted to $0.3 million for both the three months ended March 31, 2016 and 2015.

Income Tax Provision

We had effective tax rates of 40.8% and 38.6% for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rates increased for the year-to-date period as permanent differences between financial reporting and income tax income, primarily related to tax basis differences, increased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

As of December 31, 2015, net operating losses available for carry forward through 2035 amounted to $136.2 million for federal tax purposes and $143.7 million for state tax purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control is determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $20.9 million. From an ongoing operating perspective, our cash requirements in 2016 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Three Months Ended March 31, 2016 and 2015

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

Net cash provided by operations amounted to $20.9 million for the three months ended March 31, 2016.  Net cash provided by operations amounted to $18.9 million for the three months ended March 31, 2015.  The increase in cash provided by operations was because of working capital demands during the three months ended March 31, 2015.  The net use of cash from working capital changes amounted to $4.6 million for the first quarter of 2015 and was primarily related to additional payments to vendors and employees for operating uses in 2015.

Cash used in investing activities for the three months ended March 31, 2016 was comprised of capital expenditures of $28.1 million.  Cash used in investing activities included capital expenditures of $29.2 million for the three months ended March 31, 2015.  The level of capital expenditures for 2016 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the three months ended March 31, 2016 and 2015 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of March 31, 2016, we had outstanding $292.4 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2016, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2015 in our Form 10-K.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2015, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, our floating rate obligations consisted of $292.4 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2016 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, our Chief Executive Officer, and Dan T. Bessey, our Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of March 31, 2016. Based on their evaluation, as of March 31, 2016, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part I, Item 1a, “Risk Factors,” of our 2015 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition.

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on May 5, 2016 announcing its 2016 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Term Loan Amendment

On May 3, 2016, Hawaiian Telcom Communications, Inc., as borrower, and Hawaiian Telcom Holdco, Inc. entered into Amendment No. 2 (the “Amendment”) to their $300 million senior secured Credit Agreement dated February 29, 2012, with the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (the “Credit Agreement”).  The Amendment, among other things, (i) modifies the financial covenant relating to the maximum allowed leverage ratio, as defined, for the four consecutive fiscal quarters ended from June 30, 2016 to September 30, 2017 to 3.00:1:00, from December 31, 2017 to September 30, 2018 to 2.75:1:00 and from December 31, 2018 and each subsequent quarter to 2.50:1.00; (ii) increases the interest rate margin to 4.25% for Eurodollar Term Loans and 3.25% for Alternate Base Rate term loans; (iii) requires a further increase in the interest rate margin of 0.25% for a decline in the Company’s debt rating, as defined and; and (iv) provides for an increase in the prepayment requirement of up to 75% of excess cash flow.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment which is filed as an exhibit to this Form 10-Q.

Black Diamond Capital Management, L.L.C. (“Black Diamond”) is a lender under the Credit Agreement, and currently holds approximately $16.2 million of the total indebtedness under the Credit Agreement.  Black Diamond currently holds approximately 23% of the Company’s outstanding securities, and is party to a Nomination, Standstill and Support Agreement with the Company, pursuant to which Black Diamond’s designee, N. John Fontana III, was nominated to the Company’s Board and elected as a Director at the annual meeting of stockholders held on April 29, 2016.

Results of Stockholder Vote at Annual Meeting

On April 29, 2016, the Company held its Annual Meeting of Stockholders, at which the following matters were submitted to a vote of the stockholders:

		For	Withheld	Broker Non-Votes
1.	Election of Directors

	Kurt M. Cellar	8,077,701	60,018	409,864
	Meredith J. Ching	8,106,739	30,980	409,864
	Walter A. Dods Jr.	8,040,326	97,393	409,864
	Richard A. Jalkut	8,081,851	55,868	409,864
	Steven C. Oldham	8,107,310	30,409	409,864
	Eric K. Yeaman	7,396,720	740,999	409,864
	Scott K. Barber	7,395,924	741,795	409,864
	N. John Fontana III	7,387,729	749,990	409,864
	Robert B. Webster	7,387,829	749,890	409,864

Based on the votes set forth above, the director nominees were duly elected.

		For	Against	Abstain	Broker Non-Votes
2.	Ratification of selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm for 2016	8,535,152	10,491	1,940	—

Based on the votes set forth above, the appointment of Deloitte & Touche LLP was duly ratified.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 5, 2016	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

May 5, 2016	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

10.1

Nomination, Standstill and Support Agreement and Confidentiality Agreement, dated February 25, 2016, by and between Hawaiian Telcom Holdco, Inc. and Black Diamond Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686 filed with the SEC on February 25, 2016).

10.2

Nomination, Standstill and Support Agreement and Confidentiality Agreement, dated as of March 14, 2016, by and between Hawaiian Telcom Holdco, Inc. and Twin Haven Special Opportunities Fund III, L.P., Twin Haven Special Opportunities Partners III, L.L.C., Twin Haven Special Opportunities Fund IV, L.P., Twin Haven Special Opportunities Partners IV, L.L.C. and Twin Haven Capital Partners, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686 filed with the SEC on March 14, 2016).

10.3

Amendment No. 2 dated May 3, 2016 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.

10.21*	Amended and Restated Hawaiian Telcom Performance Compensation Plan, dated effective as of March 3, 2016.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 5, 2016 announcing first quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Identifies each management contract or compensatory plan or arrangement.