Form 10-Q
period 2016-06-30
Hawaiian Telcom Holdco, Inc.
filed 2016-08-01
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of August 1, 2016, 11,511,591 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues	$99,541	$96,187	$198,335	$193,303
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,605	39,219	83,084	79,402
Selling, general and administrative	29,554	29,767	59,419	59,499
Depreciation and amortization	22,493	21,941	44,443	43,221
Total operating expenses	92,652	90,927	186,946	182,122
Operating income	6,889	5,260	11,389	11,181
Other income (expense):
Interest expense	(4,484)	(4,166)	(8,724)	(8,503)
Interest income and other	—	4	—	11
Total other expense	(4,484)	(4,162)	(8,724)	(8,492)
Income before income tax provision	2,405	1,098	2,665	2,689
Income tax provision	960	643	1,066	1,257
Net income	$1,445	$455	$1,599	$1,432
Net income per common share -
Basic	$0.13	$0.04	$0.14	$0.13
Diluted	$0.13	$0.04	$0.14	$0.13
Weighted average shares used to compute net income per common share -
Basic	11,511,591	10,797,111	11,493,712	10,744,944
Diluted	11,525,850	11,258,178	11,523,215	11,261,535

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,445	$455	$1,599	$1,432
Other comprehensive income (loss):
Unrealized holding loss arising during period	—	(2)	—	—
Retirement plan gain	247	4,093	494	2,075
Income tax provision on comprehensive income	(94)	(1,571)	(188)	(792)
Other comprehensive income, net of tax	153	2,520	306	1,283
Comprehensive income	$1,598	$2,975	$1,905	$2,715

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$26,155	$30,312
Receivables, net	29,120	32,736
Material and supplies	8,603	8,499
Prepaid expenses	5,580	4,068
Other current assets	3,184	2,102
Total current assets	72,642	77,717
Property, plant and equipment, net	589,551	579,107
Intangible assets, net	33,779	34,828
Goodwill	12,104	12,104
Deferred income taxes, net	88,331	89,896
Other assets	6,193	6,043
Total assets	$802,600	$799,695
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	50,546	44,841
Accrued expenses	16,561	14,491
Advance billings and customer deposits	15,958	17,551
Other current liabilities	6,305	5,932
Total current liabilities	92,370	85,815
Long-term debt	282,161	283,046
Employee benefit obligations	100,207	104,597
Other liabilities	17,468	18,538
Total liabilities	492,206	491,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,511,591 and 11,466,398 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	178,809	178,019
Accumulated other comprehensive loss	(29,082)	(29,388)
Retained earnings	160,552	158,953
Total stockholders’ equity	310,394	307,699
Total liabilities and stockholders’ equity	$802,600	$799,695

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,599	$1,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,443	43,221
Deferred financing amortization	1,005	953
Employee retirement benefits	(3,896)	(3,565)
Provision for uncollectible receivables	2,139	1,634
Stock based compensation	1,141	900
Deferred income taxes	1,377	1,621
Changes in operating assets and liabilities:
Receivables	1,477	(3,025)
Material and supplies	(104)	(92)
Prepaid expenses and other current assets	(2,594)	(1,944)
Accounts payable and accrued expenses	6,837	(2,037)
Advance billings and customer deposits	(1,593)	668
Other current liabilities	(385)	(465)
Other	(157)	492
Net cash provided by operating activities	51,289	39,793
Cash flows from investing activities:
Capital expenditures	(52,898)	(52,916)
Funds released from restricted cash account	—	400
Net cash used in investing activities	(52,898)	(52,516)
Cash flows from financing activities:
Proceeds from exercise of warrant	—	3,341
Proceeds from installment financing	1,698	2,279
Repayment of capital lease and installment financing	(1,707)	(1,976)
Repayment of debt	(1,500)	(1,500)
Refinancing and loan amendment costs	(688)	(150)
Taxes paid related to net share settlement of equity awards	(351)	(928)
Net cash used in financing activities	(2,548)	1,066
Net change in cash and cash equivalents	(4,157)	(11,657)
Cash and cash equivalents, beginning of period	30,312	39,885
Cash and cash equivalents, end of period	$26,155	$28,228
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$6,350	$7,604

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	1,141	—	—	1,141

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	45,193	—	(351)	—	—	(351)

Net income	—	—	—	—	1,599	1,599

Other comprehensive income, net of tax	—	—	—	306	—	306

Balance, June 30, 2016	11,511,591	$115	$178,809	$(29,082)	$160,552	$310,394

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	900	—	—	900

Exercise of warrant agreement	260,068	2	3,339	—	—	3,341

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	72,074	1	(929)	—	—	(928)

Net income	—	—	—	—	1,432	1,432

Other comprehensive income, net of tax	—	—	—	1,283	—	1,283

Balance, June 30, 2015	11,005,434	$110	$173,831	$(22,664)	$159,285	$310,562

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2016 are held in one bank in demand deposit accounts.  During the six months ended June 30, 2015, funds amounting to $0.4 million in a restricted cash account, held in conjunction with a lease agreement provision, were released and deposited into unrestricted cash.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $21.5 million and $15.2 million at June 30, 2016 and 2015, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.0 million and $4.3 million for the three and six months ended June 30, 2016, and  $2.0 million and $4.0 million for the three and six months ended June 30, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic earnings per share - weighted average shares	11,511,591	10,797,111	11,493,712	10,744,944
Effect of dilutive securities:
Employee and director restricted stock units	14,259	25,878	29,503	72,367
Warrants	—	435,189	—	444,224
Diluted earnings per share - weighted average shares	11,525,850	11,258,178	11,523,215	11,261,535

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 152,447 shares and 109,730 shares of common stock for the three and six months ended June 30, 2016, and 22,825 shares of common stock for the three months ended June 30, 2015. The unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  For the six months ended June 30, 2015, there were no restricted stock units that were anti-dilutive to earnings per share.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard which provides guidance for revenue recognition which was amended most recently in May 2016. The most recent amendments provide revised guidance on when to record revenue gross as the principal or net as the agent in accordance with the new revenue standard’s control principal and, provide for narrow scope modifications and practical expedients.  The new standard, along with the amendments which must be adopted at the same time as the new standard, is effective for the Company in the first quarter of 2018 with either full retrospective or modified retrospective adoption permitted. The modified retrospective approach requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the new accounting guidance is effective.  Early adoption is allowed from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s consolidated financial statements and financial statement disclosures.  As this process is still ongoing, the effect of adoption is not yet known.

In February 2016, the FASB issued a new standard for accounting for leases.  The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The new standard must be adopted using the modified retrospective approach.  The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted.  The Company is currently evaluating the effect that the new standard will have on the Company’s consolidated financial statements and financial statement disclosures.

In March 2016, the FASB issued a new standard that simplifies the accounting for employee share-based payment transactions.  The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows.  The new accounting guidance is effective for the Company in the first quarter of 2017 with early adoption permitted.  The adoption method required is specified as retrospective, modified retrospective or prospective for each of the various accounting provisions impacted by this new standard.  The Company is evaluating the effect of the new guidance on the Company’s consolidated financial statements and financial statement disclosures.

In June 2016, the FASB issued amended guidance on accounting for the impairment of financial instruments.  The standard requires adoption of an impairment model known as the current expected credit loss model that is based on expected losses rather than incurred losses.  For the Company, it is anticipated this will impact primarily the accounting for credit losses on trade receivables.  The new standard is effective for the Company in the first quarter of 2020 with early adoption permitted from the first quarter of 2019.  The provisions of the new standard expected to impact the Company must be adopted using the modified retrospective approach.  The Company is evaluating the effect of the guidance on the Company’s consolidated financial statements and financial statement disclosures.

3. Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Customers and other	$33,275	$36,667
Allowance for doubtful accounts	(4,155)	(3,931)
	$29,120	$32,736

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Property, plant and equipment cost	$989,256	$937,927
Less accumulated depreciation	399,705	358,820
	$589,551	$579,107

Depreciation expense amounted to $22.0 million and $43.3 million for the three and six months ended June 30, 2016, respectively.  Depreciation expense amounted to $21.3 million and $42.0 million for the three and six months ended June 30, 2015, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$15,268	$6,441	$21,709	$14,238	$7,471
Trade name and other	320	282	38	320	263	57
	22,029	15,550	6,479	22,029	14,501	7,528
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$15,550	$33,779	$49,329	$14,501	$34,828

Amortization expense amounted to $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively.  Amortization expense amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$1,051
2017	1,703
2018	1,307
2019	930
2020	574
Thereafter	914
$6,479

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Salaries and benefits	$12,889	$12,185
Interest	2,631	1,262
Other taxes	1,041	1,044
	$16,561	$14,491

Other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Other postretirement benefits, current	$2,929	$2,929
Installment financing contracts, current	2,370	1,849
Other	1,006	1,154
	$6,305	$5,932

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at June 30,	Final	June 30,	December 31,
	2016	Maturity	2016	2015
Term loan	5.25%	June 6, 2019	$291,638	$293,138
Debt issue costs and original issue discount			(6,477)	(7,092)
			285,161	286,046
Current			3,000	3,000
Noncurrent			$282,161	$283,046

The term loan outstanding at June 30, 2016 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.25% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.25%. The Company has selected the Eurocurrency rate as of June 30, 2016 resulting in an interest rate currently at 5.25%.  The interest rate margin is subject to a further increase of 0.25% should there be a downgrade in the Company’s credit rating.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, up to 75% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  There was no excess cash flow payment due for the year ended December 31, 2015.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

In May 2016, the Company amended the term loan allowing for a revised leverage ratio financial covenant.  The amendment modifies the maximum allowed leverage ratio, as defined, for the four consecutive fiscal quarters ended from June 30, 2016 to September 30, 2017 to 3.00:1.00, from December 31, 2017 to September 30, 2018 to 2.75:1.00, and from December 31, 2018 and each subsequent quarter to 2.50:1.00.  In conjunction with the amendment, the Company paid a fee to the lenders of $0.4 million and such fee was deferred as financing related costs.  The Company concluded that the amended lenders’ term loans were not substantially different than the lenders’ term loans prior to amendment.  In addition, the Company paid an arrangement fee and legal costs amounting to $0.3 million.  Such fees were expensed as incurred in the second quarter of 2016.

The Company also has a revolving credit facility which matures on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended June 30, 2016 and 2015.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one, two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2016 are as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$1,500
2017	3,000
2018	3,000
2019	284,138
$291,638

Capitalized Interest

Interest capitalized by the Company amounted to $0.4 million and $0.7 million for the three and six months ended June 30, 2016, and $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

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

The following provides the components of benefit costs (income) for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$1,996	$1,984	$3,992	$4,057
Expected asset return	(2,678)	(3,366)	(5,355)	(6,760)
Amortization of (gain) loss	129	39	257	(18)
Net periodic benefit income	(553)	(1,343)	(1,106)	(2,721)
Settlement loss	—	1,397	—	2,248
Total benefit (income) expense	$(553)	$54	$(1,106)	$(473)

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$259	$259	$518	$518
Interest cost	655	589	1,310	1,178
Amortization of loss	119	149	237	299
Total benefit cost	$1,033	$997	$2,065	$1,995

During the three and six months ended June 30, 2015, the Company’s pension plan for union employees paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $13.7 million and $19.7 million, respectively.  During the six months ended June 30, 2015, the Company’s pension plan for management employees paid lump sum benefits in full settlement amounting to $0.6 million.  The Company’s pension plan for management employees paid such benefits for the first quarter of 2015 only.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $1.4 million and $2.2 million for the three and six months ended June 30, 2015, respectively.  Because of the settlements, the Company measured its union pension plan obligations and plan assets as of June 30, 2015.  The Company had previously measured both its union and management pension plan obligations and plan assets as of March 31, 2015.  The Company used a discount rate of 4.09% and 3.54% as of June 30, 2015 and March 31, 2015, respectively, to measure the union pension plan obligations.  The Company used a discount rate of 3.57% to measure the management plan obligations as of March 31, 2015.  The new measurements resulted in a retirement plan gain which was recognized in other comprehensive income of $3.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively.  For the six months ended June 30, 2016, lump sum benefits paid did not exceed the threshold requiring settlement accounting.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $9.3 million to its pension plan in 2016.  As of June 30, 2016, the Company has contributed $3.9 million.  The Company presently expects to contribute the full amount during the remainder of 2016.

8. Income Taxes

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax at federal rate	$818	$373	$906	$914
Increase (decrease) resulting from:
State income taxes, net of federal income tax	134	46	146	113
Permanent difference for compensation limitation	—	104	—	228
Expense reflected in tax basis	144	211	160	211
Other permanent differences	101	49	105	154
Capital goods excise tax credit	(237)	(140)	(251)	(363)
Total income tax provision	$960	$643	$1,066	$1,257

The Company evaluates its tax positions for liability recognition.  As of June 30, 2016, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015.  All tax years from 2012 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 639,000 shares remaining to be issued at June 30, 2016.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of June 30, 2016, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2016 and 2015 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
2016
Nonvested at January 1, 2016	174,518	$26
Granted	121,724	25
Vested	(60,425)	25
Forfeited	(7,941)	26
Nonvested at June 30, 2016	227,876	$26

2015
Nonvested at January 1, 2015	245,752	$27
Granted	140,909	26
Vested	(107,788)	28
Forfeited	(100,053)	25
Nonvested at June 30, 2015	178,820	$26

The Company recognized compensation expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively.  The Company recognized compensation expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively The fair value as of the vesting date for the restricted stock units that vested during the six months ended June 30, 2016 and 2015 was $0.9 million and $2.5 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 15,234 and 35,714 for the six months ended June 30, 2016 and 2015, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.4 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  The compensation for the performance period ended December 31, 2015 was settled in cash in March 2016.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees will be settled in Company shares based on the share price at the date of settlement.  Upon settlement, employees may have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  The estimated performance based compensation to be settled in stock amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

10. Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares were exercisable anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants were tendered in lieu of payment for the exercise price.  During the six months ended June 30, 2015, warrants were exercised on a cashless basis resulting in the issuance of 21,371 shares of common stock.  In addition, another 238,697 warrants were exercised for cash consideration of $3.3 million during the six months ended June 30, 2015.

Accumulated Other Comprehensive Income (Loss)

The changes in components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total
Three Months Ended June 30, 2016
April 1, 2016	$—	$(29,235)	$(29,235)
Other comprehensive income (loss) for 2016	—	153	153
June 30, 2016	$—	$(29,082)	$(29,082)

Six Months Ended June 30, 2016
January 1, 2016	$—	$(29,388)	$(29,388)
Other comprehensive income (loss) for 2016	—	306	306
June 30, 2016	$—	$(29,082)	$(29,082)

Three Months Ended June 30, 2015
April 1, 2015	$(62)	$(25,122)	$(25,184)
Other comprehensive income (loss) for 2015	(2)	2,522	2,520
June 30, 2015	$(64)	$(22,600)	$(22,664)

Six Months Ended June 30, 2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive loss for 2015	—	1,283	1,283
June 30, 2015	$(64)	$(22,600)	$(22,664)

Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Retirement plans
Amortization of loss and settlement loss	$247	$1,585	$494	$2,529
Income tax charge on comprehensive income	(94)	(602)	(188)	(961)
Total	$153	$983	$306	$1,568

The amortization of loss and settlement loss was recognized primarily in selling, general and administrative expense for the periods ended June 30, 2016 and 2015.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $235 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company will recognize its fractional share of the cost.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the first half of 2017. As of June 30, 2016, the Company had incurred capital costs of $10.6 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company is in the process of contracting with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of June 30, 2016, the Company had received up-front payments of $5.7 million. As provided for in one of the agreements, funds of $3.5 million were held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in other liabilities.  The Company will recognize revenue for the circuit, beginning upon activation of the services, on a straight-line basis over the contract term.

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

For the three and six months ended June 30, 2016, the Company recognized $1.1 million and $2.2 million, respectively, in CAF Phase II funding as revenue.

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

Debt – The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
June 30, 2016
Liabilities - long-term debt (carried at cost)	285,161	292,367
December 31, 2015
Liabilities - long-term debt (carried at cost)	286,046	291,306

Fair Value Measurements

The objective of the fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions.

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	292,367	291,306
Significant unobservable inputs (Level 3)	—	—
	$292,367	$291,306

13. Segment Information

The Company operates in two reportable segments of telecommunications and data center.  This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company’s chief operating decision maker.  The telecommunications segment provides local voice services, video, high-speed internet and long distance voice services.  In addition, the segment provides network access which includes data transport.  Various related telephony services are provided including equipment and managed services.  The data center segment provides physical colocation, virtual colocation and various related telephony services.

The following table provides operating financial information for the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Tele-		Intersegment
	communications	Data Center	Elimination	Total
Three Months Ended June 30, 2016
Operating revenues	$96,855	$3,211	$(525)	$99,541
Depreciation and amortization	21,964	529	—	22,493
Operating income (loss)	7,140	(251)	—	6,889
Capital expenditures	28,677	570	—	29,247

Three Months Ended June 30, 2015
Operating revenues	$93,812	$2,784	$(409)	$96,187
Depreciation and amortization	21,374	567	—	21,941
Operating income (loss)	5,570	(310)	—	5,260
Capital expenditures	23,625	99	—	23,724

Six Months Ended June 30, 2016
Operating revenues	$193,040	$6,268	$(973)	$198,335
Depreciation and amortization	43,390	1,053	—	44,443
Operating income (loss)	11,752	(363)	—	11,389
Capital expenditures	53,089	746	—	53,835

Six Months Ended June 30, 2015
Operating revenues	$188,649	$5,381	$(727)	$193,303
Depreciation and amortization	42,102	1,119	—	43,221
Operating income (loss)	11,818	(637)	—	11,181
Capital expenditures	46,377	578	—	46,955

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and six months ended June 30, 2016 and 2015, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating income	$6,889	$5,260	$11,389	$11,181
Corporate other expense	(4,484)	(4,162)	(8,724)	(8,492)
Income before income tax provision	$2,405	$1,098	$2,665	$2,689

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Local voice and other retail services	$83,158	$79,614	$165,133	$159,800
Wholesale carrier data services	13,172	13,789	26,934	28,122
Data center	3,211	2,784	6,268	5,381
	$99,541	$96,187	$198,335	$193,303

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

Segments and Sources of Revenue

We operate in two reportable segments (telecommunication and data center) based on how resources are allocated and performance is assessed by our chief operating decision maker.  Our chief operating decision maker is our Chief Executive Officer.

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

Voice services for both business and residential customers includes local telephone service.  These revenues include monthly charges for basic service, and enhanced calling features such as voice mail, caller ID and 3 way calling.  Voice also includes long distance services and subscriber line charges prescribed by the Federal Communications Commission and imposed on voice customers.

Equipment and managed services includes installation and maintenance of customer premise equipment as well as managed service for customer telephone and IT networks.

High Speed Internet services are provided to residential customers as well.

Video services are marketed as Hawaiian Telcom TV which includes digital television as well as advanced entertainment services.

Wholesale revenue represents wholesale data services provided to both wireline and wireless carriers.

We receive revenue from various other sources such as wireless services which includes the sale of wireless handsets and other wireless accessories, and switched carrier access which compensates us for origination, transport and termination of calls for long distance and other interexchange carriers.  Also included in other revenue is government subsidies to provide service in rural or isolated areas.

Data Center

The data center segment provides physical colocation, virtual colocation and various related telephony services.  We consider data center services as part of our business channel.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of June 30, 2016 and 2015, and our operating revenues for the three and six months ended June 30, 2016 and 2015.  For comparability, we also present volume information as of June 30, 2016 compared to March 31, 2016.

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

Volume Information

As of June 30, 2016 compared to June 30, 2015

	June 30,		Change
	2016	2015	Number	Percentage
Business
Data lines	19,851	19,759	92	0.5%
BVoIP lines	18,101	15,469	2,632	17.0%
Voice access lines	163,860	170,506	(6,646)	(3.9)%

Consumer
Video subscribers	38,593	31,921	6,672	20.9%
Internet lines	91,820	93,338	(1,518)	(1.6)%
Voice access lines	143,441	160,819	(17,378)	(10.8)%
Homes enabled for video	198,000	175,000	23,000	13.1%

As of June 30, 2016 compared to March 31, 2016

	June 30,	March 31,	Change
	2016	2016	Number	Percentage
Business
Data lines	19,851	19,954	(103)	(0.5)%
BVoIP lines	18,101	17,281	820	4.7%
Voice access lines	163,860	166,073	(2,213)	(1.3)%

Consumer
Video subscribers	38,593	37,108	1,485	4.0%
Internet lines	91,820	92,820	(1,000)	(1.1)%
Voice access lines	143,441	147,375	(3,934)	(2.7)%
Homes enabled for video	198,000	195,000	3,000	1.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Business
Data services	$16,593	$11,838	$4,755	40.2%
Voice services	21,690	23,161	(1,471)	(6.4)%
Data center services	3,211	2,784	427	15.3%
Equipment and managed services	5,178	4,779	399	8.3%
	46,672	42,562	4,110	9.7%
Consumer
Video services	9,997	8,280	1,717	20.7%
Internet services	7,328	8,187	(859)	(10.5)%
Voice services	18,627	20,033	(1,406)	(7.0)%
	35,952	36,500	(548)	(1.5)%
Wholesale carrier data	13,172	13,789	(617)	(4.5)%
Other	3,745	3,336	409	12.3%
	$99,541	$96,187	$3,354	3.5%

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Business
Data services	$31,561	$23,897	$7,664	32.1%
Voice services	44,043	47,183	(3,140)	(6.7)%
Data center services	6,268	5,381	887	16.5%
Equipment and managed services	9,643	9,043	600	6.6%
	91,515	85,504	6,011	7.0%
Consumer
Video services	19,424	15,802	3,622	22.9%
Internet services	15,053	16,315	(1,262)	(7.7)%
Voice services	37,682	40,548	(2,866)	(7.1)%
	72,159	72,665	(506)	(0.7)%
Wholesale carrier data	26,934	28,122	(1,188)	(4.2)%
Other	7,727	7,012	715	10.2%
	$198,335	$193,303	$5,032	2.6%

Business data, including internet and VoIP revenue, for the three and six months ended June 30, 2016 increased when compared to three and six months ended June 30, 2015 primarily because of revenue from one institutional customer.  For the three and six months ended June 30, 2016, business data services revenue from this customer amounted to $3.4 million and $5.1 million, respectively, including non-recurring fee revenue.  We anticipate a reduction in revenue from this customer during the second half of the year as the non-recurring fee revenue associated with the fixed contract term ended on June 30, 2016.  In addition, for the six months ended June 30, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services in the first quarter of 2016.  In general, the demand for data services continues to rise as reflected in the growth of BVoIP lines.

The decrease in voice services revenues for both the business and consumer channel for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was caused primarily by the decline of voice access lines. Business voice access lines decreased 3.9% during the period which contributed an estimated $0.9 million and $1.8 million to the reduction in business voice services revenue for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.  Consumer voice access lines decreased 10.8% during the period which contributed an estimated $2.2 million and $4.4 million to the decline in consumer voice services revenue for the three and six months ended June 30 2016, respectively, compared to the same periods in the prior year.

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

Data center services revenues for the three and six months ended June 30, 2016 increased when compared to the same period in the prior year as a result of increased Ethernet, security and hardware sales.  Data center is deemed a separate business segment.  However, we consider this part of our business channel.

Equipment and managed services revenue for the three and six months ended June 30, 2016 increased when compared to the same periods in the prior year with the installation of equipment for one large commercial customer.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

We are continuing the roll out of Hawaiian Telcom TV on Oahu as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.

Residential internet revenues for the quarter and six months ended June 30, 2016 decreased when compared to the same periods in 2015 as a result of the combined effect of competitive pricing and a decline in internet lines.

Wholesale carrier revenue decreased in the first quarter and first half of 2016 compared to the same periods of 2015 as certain carriers have replaced older legacy circuits with more cost effective alternatives.

Other revenues increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.  Other revenue was impacted by government subsidies from the Universal Service Fund which increased for the three and six months ended June 30, 2016 compared to the same periods in the prior year. In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. In August 2015, we notified the FCC that we are accepting CAF Phase II support which amounts to $4.4 million in annual funding. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates. For the three and six months ended June 30, 2016, we recognized $1.1 million and $2.2 million, respectively, in CAF Phase II subsidies as revenue.

Offsetting the increase in government subsidies as discussed above, were decreases in certain other ancillary services revenue.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for all segments and by segments for the three and six months ended June 30, 2016 compared to the costs and expenses for the three and six months ended June 30, 2015 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$40,605	$39,219	$1,386	3.5%
Selling, general and administrative expenses	29,554	29,767	(213)	(0.7)%
Depreciation and amortization	22,493	21,941	552	2.5%
	$92,652	$90,927	$1,725	1.9%

By segment —
Data center	$3,462	$3,094	$368	11.9%
Telecommunications	89,190	87,833	1,357	1.5%
	$92,652	$90,927	$1,725	1.9%

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$83,084	$79,402	$3,682	4.6%
Selling, general and administrative expenses	59,419	59,499	(80)	(0.1)%
Depreciation and amortization	44,443	43,221	1,222	2.8%
	$186,946	$182,122	$4,824	2.6%

By segment —
Data center	$6,631	$6,018	$613	10.2%
Telecommunications	180,315	176,104	4,211	2.4%
	$186,946	$182,122	$4,824	2.6%

The Company’s total headcount as of June 30, 2016 was 1,303 compared to 1,305 as of June 30, 2015.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products.  Costs of revenue for the three and six months ended June 30, 2016 increased when compared to the prior year periods because of increased content costs for Hawaiian Telcom TV of $1.8 million and $3.6 million, respectively, as we add subscribers.  In addition, costs incurred for system repairs related to unusually heavy rains amounted to $0.7 million in the six months ended June 30, 2016.  These increases were offset by lower electricity costs of $0.7 million and $1.3 million on reduced utility rates and energy saving initiatives for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease for the three and six months ended June 30, 2016 relative to the three months and six months ended June 30, 2015 is primarily because of lower pension costs.  We recognized a pension settlement loss of $1.4 million and $2.2 million during the three and six months ended June 30, 2015, respectively, because of a high volume of employee retirements in 2015.  This was partially offset by higher periodic pension costs (excluding settlements) of $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively, as there were lower estimated earnings on pension trust assets in the current year.

Depreciation and amortization for the three and six month periods ended June 30, 2016 was higher than the same periods in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

The increase in operating costs and expenses for the data center segment for the three and six months ended June 30, 2016 compared to the same periods in the prior year is because of greater costs for leased circuits and other direct cost of services of $0.7 million and $0.9 million, respectively, with increased service volumes.

The causes of the increase in operating costs and expenses for the telecommunications segment of $1.4 million and $4.2 million for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively, are the same as those explaining changes in costs and expenses for all segments discussed above.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Interest expense	$(4,484)	$(4,166)	$(318)	7.6%
Interest income and other	—	4	(4)	(100.0)%
	$(4,484)	$(4,162)	$(322)	7.7%

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	Percentage
Interest expense	$(8,724)	$(8,503)	$(221)	2.6%
Interest income and other	—	11	(11)	(100.0)%
	$(8,724)	$(8,492)	$(232)	2.7%

Interest expense for the three and six month periods ended June 30, 2016 increased compared to the same periods in 2015 because of the term loan amendment entered into in May 2016 which resulted in a higher interest rate and certain financing costs expensed as part of the amendment process.  Interest capitalized amounted to $0.4 and $0.7 million for three and six months ended June 30, 2016, respectively.  The interest capitalized amounted to $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

Income Tax Provision

We had effective tax rates of 39.9% and 40.0% for the three and six months ended June 30, 2016, respectively.  The effective tax rates were 58.6% and 46.7% for the three and six months ended June 30, 2015, respectively.  The effective tax rates decreased from the prior year periods as permanent differences between financial reporting and income tax income, primarily related to non-deductible compensation, decreased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $26.2 million. From an ongoing operating perspective, our cash requirements in 2016 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Six Months Ended June 30, 2016 and 2015

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

Net cash provided by operations amounted to $51.3 million for the six months ended June 30, 2016.  Net cash provided by operations amounted to $39.8 million for the six months ended June 30, 2015.  The increase in cash provided by operations was because of working capital demands during the six months ended June 30, 2015.  The net use of cash from working capital changes amounted to $6.9 million for the first half of 2015 and was primarily related to additional payments to vendors and employees for operating uses in 2015.

Cash used in investing activities for the six months ended June 30, 2016 was comprised of capital expenditures of $52.9 million.  Cash used in investing activities included capital expenditures of $52.9 million for the six months ended June 30, 2015.  The level of capital expenditures for 2016 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the six months ended June 30, 2016 and 2015 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of June 30, 2016, we had outstanding $291.6 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2016, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2015 in our Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, our floating rate obligations consisted of $291.6 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2016 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, our Chief Executive Officer, and Dan T. Bessey, our Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of June 30, 2016. Based on their evaluation, as of June 30, 2016, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on August 1, 2016 announcing its 2016 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 1, 2016	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

August 1, 2016	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

10.1

Amendment No. 2 dated May 3, 2016 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on May 5, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 1, 2016 announcing second quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document