Form 10-Q
period 2016-09-30
Hawaiian Telcom Holdco, Inc.
filed 2016-11-03
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3,  2016,  11,513,279 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues	$97,848	$100,905	$296,183	$294,208
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,903	41,013	124,987	120,415
Selling, general and administrative	29,206	33,146	88,625	92,645
Depreciation and amortization	23,036	22,551	67,479	65,772
Total operating expenses	94,145	96,710	281,091	278,832
Operating income	3,703	4,195	15,092	15,376
Other income (expense):
Interest expense	(4,156)	(4,148)	(12,879)	(12,651)
Interest income and other	—	4	—	15
Total other expense	(4,156)	(4,144)	(12,879)	(12,636)
Income (loss) before income tax provision (benefit)	(453)	51	2,213	2,740
Income tax provision (benefit)	(174)	(54)	892	1,204
Net income (loss)	$(279)	$105	$1,321	$1,536
Net income (loss) per common share -
Basic	$(0.02)	$0.01	$0.11	$0.14
Diluted	$(0.02)	$0.01	$0.11	$0.14
Weighted average shares used to compute net income (loss) per common share -
Basic	11,512,280	11,040,299	11,499,947	10,844,478
Diluted	11,512,280	11,318,641	11,539,828	11,275,655

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(279)	$105	$1,321	$1,536
Other comprehensive loss:
Unrealized holding loss arising during period	—	(1)	—	(1)
Retirement plan loss	(8,674)	(8,786)	(8,179)	(6,711)
Income tax benefit on comprehensive loss	3,315	3,357	3,126	2,565
Other comprehensive loss, net of tax	(5,359)	(5,430)	(5,053)	(4,147)
Comprehensive loss	$(5,638)	$(5,325)	$(3,732)	$(2,611)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$20,650	$30,312
Receivables, net	28,488	32,736
Material and supplies	8,217	8,499
Prepaid expenses	5,343	4,068
Other current assets	2,666	2,102
Total current assets	65,364	77,717
Property, plant and equipment, net	593,370	579,107
Intangible assets, net	33,254	34,828
Goodwill	12,104	12,104
Deferred income taxes, net	91,610	89,896
Other assets	5,985	6,043
Total assets	$801,687	$799,695
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	50,844	44,841
Accrued expenses	15,656	14,491
Advance billings and customer deposits	15,324	17,551
Other current liabilities	6,070	5,932
Total current liabilities	90,894	85,815
Long-term debt	281,927	283,046
Employee benefit obligations	106,346	104,597
Other liabilities	17,185	18,538
Total liabilities	496,352	491,996
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,512,502 and 11,466,398 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	179,387	178,019
Accumulated other comprehensive loss	(34,441)	(29,388)
Retained earnings	160,274	158,953
Total stockholders’ equity	305,335	307,699
Total liabilities and stockholders’ equity	$801,687	$799,695

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,321	$1,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,479	65,772
Deferred financing amortization	1,533	1,436
Employee retirement benefits	(6,430)	(3,315)
Provision for uncollectible receivables	2,908	2,640
Stock based compensation	1,722	1,087
Deferred income taxes	1,412	1,633
Changes in operating assets and liabilities:
Receivables	1,340	(3,558)
Material and supplies	282	211
Prepaid expenses and other current assets	(1,839)	(2,538)
Accounts payable and accrued expenses	6,067	(3,222)
Advance billings and customer deposits	(2,227)	4,054
Other current liabilities	(600)	(693)
Other	(22)	552
Net cash provided by operating activities	72,946	65,595
Cash flows from investing activities:
Capital expenditures	(78,334)	(76,732)
Funds released from restricted cash account	—	400
Net cash used in investing activities	(78,334)	(76,332)
Cash flows from financing activities:
Proceeds from exercise of warrant	—	3,342
Proceeds from installment financing	1,698	2,779
Repayment of capital lease and installment financing	(2,680)	(3,083)
Repayment of debt	(2,250)	(2,250)
Refinancing and loan amendment costs	(688)	(150)
Taxes paid related to net share settlement of equity awards	(354)	(941)
Net cash used in financing activities	(4,274)	(303)
Net change in cash and cash equivalents	(9,662)	(11,040)
Cash and cash equivalents, beginning of period	30,312	39,885
Cash and cash equivalents, end of period	$20,650	$28,845
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$9,938	$11,234

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	1,722	—	—	1,722

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,104	—	(354)	—	—	(354)

Net income	—	—	—	—	1,321	1,321

Other comprehensive loss, net of tax	—	—	—	(5,053)	—	(5,053)

Balance, September 30, 2016	11,512,502	$115	$179,387	$(34,441)	$160,274	$305,335

Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534

Stock based compensation	—	—	1,087	—	—	1,087

Exercise of warrant agreement	376,333	4	3,338	—	—	3,342

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	73,255	—	(941)	—	—	(941)

Net income	—	—	—	—	1,536	1,536

Other comprehensive loss, net of tax	—	—	—	(4,147)	—	(4,147)

Balance, September 30, 2015	11,122,880	$111	$174,005	$(28,094)	$159,389	$305,411

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments have been made to present fairly the results of operations, comprehensive loss, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2016 are held in one bank in demand deposit accounts.  During the nine months ended September 30, 2015, funds amounting to $0.4 million in a restricted cash account, held in conjunction with a lease agreement provision, were released and deposited into unrestricted cash.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $21.7 million and $14.5 million at September 30, 2016 and 2015, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.1 million and $6.4 million for the three and nine months ended September 30, 2016, and $2.1 million and $6.1 million for the three and nine months ended September 30,  2015, respectively.

Earnings (loss) per Share

Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing earnings, adjusted for the effect, if any, from assumed conversion of all potentially dilutive common shares outstanding, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. The denominator used to compute basic and diluted earnings (loss) per share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings (loss) per share - weighted average shares	11,512,280	11,040,299	11,499,947	10,844,478
Effect of dilutive securities:
Employee and director restricted stock units	—	19,045	39,881	76,058
Warrants	—	259,297	—	355,119
Diluted earnings (loss) per share - weighted average shares	11,512,280	11,318,641	11,539,828	11,275,655

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 227,888 shares and 8,319 shares of common stock for the three and nine months ended September 30, 2016,  respectively, and 84,259 shares of common stock for the three months ended September 30, 2015.  For the three months ended September 30, 2016, the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of net loss per share.  For the other periods presented, the unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.  For the nine months ended September 30, 2015, there were no restricted stock units that were anti-dilutive to earnings per share.

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

3. Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Customers and other	$32,467	$36,667
Allowance for doubtful accounts	(3,979)	(3,931)
	$28,488	$32,736

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Property, plant and equipment cost	$1,014,803	$937,927
Less accumulated depreciation	421,433	358,820
	$593,370	$579,107

Depreciation expense amounted to $22.5 million and $65.9 million for the three and nine months ended September 30,  2016, respectively.  Depreciation expense amounted to $22.0 million and $63.9 million for the three and nine months ended September 30, 2015, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$15,783	$5,926	$21,709	$14,238	$7,471
Trade name and other	320	292	28	320	263	57
	22,029	16,075	5,954	22,029	14,501	7,528
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$16,075	$33,254	$49,329	$14,501	$34,828

Amortization expense amounted to $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively.  Amortization expense amounted to $0.6 million and $1.9 million for the three and nine months ended September 30, 2015, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$526
2017	1,703
2018	1,307
2019	930
2020	574
Thereafter	914
$5,954

5.  Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Salaries and benefits	$11,988	$12,185
Interest	2,675	1,262
Other taxes	993	1,044
	$15,656	$14,491

Other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Other postretirement benefits, current	$2,929	$2,929
Installment financing contracts, current	2,226	1,849
Other	915	1,154
	$6,070	$5,932

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Interest Rate
	at September 30,	Final	September 30,	December 31,
	2016	Maturity	2016	2015
Term loan	5.25%	June 6, 2019	$290,888	$293,138
Debt issue costs and original issue discount			(5,961)	(7,092)
			284,927	286,046
Current			3,000	3,000
Noncurrent			$281,927	$283,046

The term loan outstanding at September 30, 2016 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.25% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.25%. The Company has selected the Eurocurrency rate as of September 30, 2016 resulting in an interest rate currently at 5.25%.  The interest rate margin is subject to a further increase of 0.25% should there be a downgrade in the Company’s credit rating.

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

The Company also has a revolving credit facility which matures on December 6, 2018.  The facility has an available balance of $30.0 million with no amounts drawn as of or for the periods ended September 30, 2016 and 2015.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one,  two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2016 are as follows (dollars in thousands):

Year ended December 31,
2016 (remaining months)	$750
2017	3,000
2018	3,000
2019	284,138
$290,888

Capitalized Interest

Interest capitalized by the Company amounted to $0.4 million and $1.1 million for the three and nine months ended September 30, 2016, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

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

The following provides the components of benefit costs (income) for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$1,703	$2,107	$5,695	$6,164
Expected asset return	(2,159)	(3,146)	(7,513)	(9,906)
Amortization of loss	136	24	392	5
Net periodic benefit income	(320)	(1,015)	(1,426)	(3,737)
Settlement loss	486	4,118	486	6,366
Total benefit (income) expense	$166	$3,103	$(940)	$2,629

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$259	$259	$777	$777
Interest cost	655	589	1,964	1,767
Amortization of loss	119	150	356	449
Total benefit cost	$1,033	$998	$3,097	$2,993

During the three months ended September 30, 2016, the Company determined it was probable lump sum benefits paid for its union pension plan in 2016 would exceed the threshold requiring settlement accounting.  Actual lump sum benefits paid by the union plan amounted to $2.4 million for the nine months ended September 30, 2016.  This resulted in recognition of a loss on settlement for the union plan during the three and nine months ended September 30, 2016 amounting to $0.5 million.  The Company used a discount rate of 3.28% as of September 30, 2016 to measure the union plan benefit obligation.  The new measurement resulted in a retirement plan loss which was recognized in other comprehensive loss of $8.9 million for the three and nine months ended September 30, 2016.  For the nine months ended September 30, 2016, lump sum benefits paid for the management pension plan did not exceed the threshold requiring settlement accounting.

During the three and nine months ended September 30, 2015, the Company’s pension plan for union employees paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $25.7 million and $45.5 million, respectively.  During the nine months ended September 30, 2015, the Company’s pension plan for management employees paid lump sum benefits in full settlement amounting to $0.6 million.  The Company’s pension plan for management employees paid such benefits for the first quarter of 2015 only.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $4.1 million and $6.4 million for the three and nine months ended September 30, 2015, respectively.  Because of the settlements, the Company measured its union pension plan obligations and plan assets as of September 30, 2015.  The Company had previously measured its union pension plan obligations and plan assets as of June 30, 2015 and March 31, 2015 and its management pension plan obligations and plan assets as of March 31, 2015.  The Company used discount rates of 4.03%,  4.09% and 3.54% as of September 30, 2015, June 30, 2015 and March 31, 2015, respectively, to measure the union pension plan obligations.  The Company used a discount rate of 3.57% to measure the management plan obligations as of March 31, 2015.  The new measurements resulted in a retirement plan loss which was recognized in other comprehensive loss of $9.0 million and $7.3 million for the three and nine months ended September 30, 2015, respectively.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $9.3 million to its pension plan in 2016.  As of September 30, 2016, the Company has contributed $7.2 million.  The Company presently expects to contribute the full amount during the remainder of 2016.

8. Income Taxes

The income tax provision (benefit)  differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision (benefit)  for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax at federal rate	$(154)	$17	$752	$932
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(3)	3	143	116
Permanent difference for compensation limitation	—	14	—	242
Expense not deductible for tax	36	(158)	196	53
Other permanent differences	21	55	126	209
Capital goods excise tax credit	(74)	15	(325)	(348)
Total income tax provision (benefit)	$(174)	$(54)	$892	$1,204

The Company evaluates its tax positions for liability recognition.  As of September 30, 2016, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.  All tax years from 2012 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 638,000  shares remaining to be issued at September 30, 2016.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of September 30, 2016, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2016 and 2015 was as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
2016
Nonvested at January 1, 2016	174,518	$26
Granted	127,360	25
Vested	(61,453)	25
Forfeited	(12,537)	25
Nonvested at September 30, 2016	227,888	$25

2015
Nonvested at January 1, 2015	245,752	$27
Granted	140,909	26
Vested	(109,426)	28
Forfeited	(101,520)	26
Nonvested at September 30, 2015	175,715	$26

The Company recognized compensation expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.  The Company recognized compensation expense of $0.2 million and $1.1 million for the three and nine months ended September 30, 2015, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the nine months ended September 30, 2016 and 2015 was $0.9 million and $2.6 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 15,351 and 36,171 for the nine months ended September 30, 2016 and 2015, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.4 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  The compensation for the performance period ended December 31, 2015 was settled in cash in March 2016.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees will be settled in Company shares based on the share price at the date of settlement.  Upon settlement, employees may have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  The estimated performance based compensation to be settled in stock amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

10. Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares were exercisable anytime from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants were tendered in lieu of payment for the exercise price.  During the nine months ended September 30, 2015, warrants were exercised on a cashless basis resulting in the issuance of 137,636 shares of common stock.  In addition, another 238,697 warrants were exercised for cash consideration of $3.3 million during the nine months ended September 30, 2015.

Accumulated Other Comprehensive Loss

The changes in components of accumulated other comprehensive loss, net of tax, are as follows (dollars in thousands):

	Unrealized
	Gain (Loss) on	Retirement
	Investments	Plans	Total
Three Months Ended September 30, 2016
July 1, 2016	$—	$(29,082)	$(29,082)
Other comprehensive loss for 2016	—	(5,359)	(5,359)
September 30, 2016	$—	$(34,441)	$(34,441)

Nine Months Ended September 30, 2016
January 1, 2016	$—	$(29,388)	$(29,388)
Other comprehensive loss for 2016	—	(5,053)	(5,053)
September 30, 2016	$—	$(34,441)	$(34,441)

Three Months Ended September 30, 2015
July 1, 2015	$(64)	$(22,600)	$(22,664)
Other comprehensive loss for 2015	(1)	(5,429)	(5,430)
September 30, 2015	$(65)	$(28,029)	$(28,094)

Nine Months Ended September 30, 2015
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive loss for 2015	(1)	(4,146)	(4,147)
September 30, 2015	$(65)	$(28,029)	$(28,094)

Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Retirement plans
Amortization of loss and settlement loss	$741	$4,292	$1,234	$6,820
Income tax provision on comprehensive income	(282)	(1,631)	(469)	(2,592)
Total	$459	$2,661	$765	$4,228

The amortization of loss and settlement loss was recognized primarily in selling, general and administrative expense for the periods ended September 30, 2016 and 2015.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $235 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company will recognize its fractional share of the cost.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the first half of 2017. As of September 30, 2016, the Company had incurred capital costs of $13.6 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of September 30, 2016, the Company had received up-front payments of $5.7 million. As provided for in one of the agreements, funds of $3.5 million were held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in other liabilities.  The Company will recognize revenue for the circuit, beginning upon activation of the services, on a straight-line basis over the contract term.

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

For the three and nine months ended September 30, 2016, the Company recognized $1.1 million and $3.3 million, respectively, in CAF Phase II funding as revenue.  For the three and nine months ended September 30, 2015, the Company recognized $2.2 million of the first year funds as revenue.

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

Debt – The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
September 30, 2016
Liabilities - long-term debt (carried at cost)	284,927	290,524
December 31, 2015
Liabilities - long-term debt (carried at cost)	286,046	291,306

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	290,524	291,306
Significant unobservable inputs (Level 3)	—	—
	$290,524	$291,306

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

The following table provides operating financial information for the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Tele-		Intersegment
	communications	Data Center	Elimination	Total
Three Months Ended September 30, 2016
Operating revenues	$95,337	$3,061	$(550)	$97,848
Depreciation and amortization	22,498	538	—	23,036
Operating income (loss)	3,878	(175)	—	3,703
Capital expenditures	25,599	—	—	25,599

Three Months Ended September 30, 2015
Operating revenues	$98,475	$2,762	$(332)	$100,905
Depreciation and amortization	21,978	573	—	22,551
Operating income (loss)	4,352	(157)	—	4,195
Capital expenditures	23,018	121	—	23,139

Nine Months Ended September 30, 2016
Operating revenues	$288,377	$9,329	$(1,523)	$296,183
Depreciation and amortization	65,888	1,591	—	67,479
Operating income (loss)	15,630	(538)	—	15,092
Capital expenditures	78,689	746	—	79,435

Nine Months Ended September 30, 2015
Operating revenues	$287,123	$8,143	$(1,058)	$294,208
Depreciation and amortization	64,080	1,692	—	65,772
Operating income (loss)	16,170	(794)	—	15,376
Capital expenditures	69,395	699	—	70,094

Intersegment revenue represents primarily network access services provided by the telecommunications segment for data center colocation.  For the three and nine months ended September 30, 2016 and 2015, total operating income above reconciles to the condensed consolidated statement of income as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income	$3,703	$4,195	$15,092	$15,376
Corporate other expense	(4,156)	(4,144)	(12,879)	(12,636)
Income (loss) before income tax provision (benefit)	$(453)	$51	$2,213	$2,740

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Local voice and other retail services	$81,347	$65,280	$246,481	$191,634
Wholesale carrier data services	13,440	32,863	40,373	94,431
Data center	3,061	2,762	9,329	8,143
	$97,848	$100,905	$296,183	$294,208

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of September 30, 2016 and 2015, and our operating revenues for the three and nine months ended September 30, 2016 and 2015.  For comparability, we also present volume information as of September 30, 2016 compared to June 30, 2016.

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

Volume Information

As of September 30, 2016 compared to September 30, 2015

	September 30,		Change
	2016	2015	Number	Percentage
Business
Data lines	19,754	19,835	(81)	(0.4)%
BVoIP lines	18,593	16,273	2,320	14.3%
Voice access lines	162,587	169,120	(6,533)	(3.9)%

Consumer
Video subscribers	39,774	34,009	5,765	17.0%
Internet lines	91,000	93,202	(2,202)	(2.4)%
Voice access lines	139,167	156,311	(17,144)	(11.0)%
Homes enabled for video	201,000	183,000	18,000	9.8%

As of September 30, 2016 compared to June 30, 2016

	September 30,	June 30,	Change
	2016	2016	Number	Percentage
Business
Data lines	19,754	19,851	(97)	(0.5)%
BVoIP lines	18,593	18,101	492	2.7%
Voice access lines	162,587	163,860	(1,273)	(0.8)%

Consumer
Video subscribers	39,774	38,593	1,181	3.1%
Internet lines	91,000	91,820	(820)	(0.9)%
Voice access lines	139,167	143,441	(4,274)	(3.0)%
Homes enabled for video	201,000	198,000	3,000	1.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Business
Data services	$13,949	$12,387	$1,562	12.6%
Voice services	21,626	23,657	(2,031)	(8.6)%
Data center services	3,061	2,762	299	10.8%
Equipment and managed services	6,161	5,993	168	2.8%
	44,797	44,799	(2)	(0.0)%
Consumer
Video services	10,483	8,677	1,806	20.8%
Internet services	7,053	8,283	(1,230)	(14.8)%
Voice services	18,144	19,683	(1,539)	(7.8)%
	35,680	36,643	(963)	(2.6)%
Wholesale carrier data	13,440	14,246	(806)	(5.7)%
Other	3,931	5,217	(1,286)	(24.7)%
	$97,848	$100,905	$(3,057)	(3.0)%

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Business
Data services	$45,510	$36,285	$9,225	25.4%
Voice services	65,669	70,839	(5,170)	(7.3)%
Data center services	9,329	8,143	1,186	14.6%
Equipment and managed services	15,804	15,036	768	5.1%
	136,312	130,303	6,009	4.6%
Consumer
Video services	29,907	24,479	5,428	22.2%
Internet services	22,106	24,598	(2,492)	(10.1)%
Voice services	55,825	60,231	(4,406)	(7.3)%
	107,838	109,308	(1,470)	(1.3)%
Wholesale carrier data	40,373	42,368	(1,995)	(4.7)%
Other	11,660	12,229	(569)	(4.7)%
	$296,183	$294,208	$1,975	0.7%

Business data, including internet and BVoIP revenue, for the three and nine months ended September 30, 2016 increased when compared to three and nine months ended September 30, 2015 primarily because of revenue from one institutional customer.  For the three and nine months ended September 30, 2016, business data services revenue from this customer amounted to $0.6 million and $6.7 million, respectively, including non-recurring fee revenue.  Business data services revenue from this one customer was $0.2 million for both the three and nine months ended September 30, 2015.  We had anticipated a reduction in revenue from this customer during the third quarter (relative to prior quarters in 2016) and the fourth quarter of the year as the recognition of revenue on certain upfront billed amounts ended when the fixed contract term ended on June 30, 2016.  In addition, for the nine months ended September 30, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services in the first quarter of 2016.  In general, the demand for data services continues to rise as reflected in the growth of BVoIP lines.

The decrease in voice services revenues for the business channel for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was caused primarily by the decline of voice access lines. Business voice access lines decreased 3.9% during the period which contributed an estimated $0.9 million and $2.7 million to the reduction in business voice services revenue for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Business customers are moving local voice service to VoIP technology. Generally, VoIP technology is less expensive than traditional wireline phone service, requiring us to respond with more competitive pricing.

Data center services revenues for the three and nine months ended September 30, 2016 increased when compared to the same period in the prior year as a result of increased Ethernet, security and hardware sales.  Data center is deemed a separate business segment.  However, we consider this part of our business channel.

Equipment and managed services revenue for the three and nine months ended September 30, 2016 increased when compared to the same periods in the prior year with the installation of equipment for one large commercial customer.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

We are continuing the roll out of Hawaiian Telcom TV on Oahu as we expand the number of homes enabled.  Our volume is increasing as more homes become enabled for video service.

Residential internet revenues for the quarter and nine months ended September 30, 2016 decreased when compared to the same periods in 2015 as a result of the combined effect of competitive pricing and a decline in internet lines.

The decrease in voice services revenues for the consumer channel for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 11.0% during the period which contributed an estimated $2.2 million and $6.6 million to the decline in consumer voice services revenue for the three and nine months ended September 30, 2016, respectively, compared to the same periods in the prior year. Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale carrier revenue decreased in the first quarter and first nine months of 2016 compared to the same periods of 2015 as certain carriers have replaced older legacy circuits with more cost effective alternatives.

Other revenues decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.  Other revenue was impacted by the timing of recognition of government subsidies from the Universal Service Fund.  In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. In August 2015, we notified the FCC that we are accepting CAF Phase II support which amounts to $4.4 million in annual funding. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates. For the three and nine months ended September 30, 2016, we recognized $1.1 million and $3.3 million, respectively, in CAF Phase II subsidies as revenue.  For both the three and nine months ended September 30, 2015, we recognized $2.2 million of the first year funds as revenue.

In addition to the government subsidies as discussed above, other revenues were impacted by declines in certain other ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for all segments and by segments for the three and nine months ended September 30, 2016 compared to the costs and expenses for the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$41,903	$41,013	$890	2.2%
Selling, general and administrative expenses	29,206	33,146	(3,940)	(11.9)%
Depreciation and amortization	23,036	22,551	485	2.2%
	$94,145	$96,710	$(2,565)	(2.7)%

By segment —
Telecommunications	$90,909	$93,791	$(2,882)	(3.1)%
Data center	3,236	2,919	317	10.9%
	$94,145	$96,710	$(2,565)	(2.7)%

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$124,987	$120,415	$4,572	3.8%
Selling, general and administrative expenses	88,625	92,645	(4,020)	(4.3)%
Depreciation and amortization	67,479	65,772	1,707	2.6%
	$281,091	$278,832	$2,259	0.8%

By segment —
Telecommunications	$271,224	$269,895	$1,329	0.5%
Data center	9,867	8,937	930	10.4%
	$281,091	$278,832	$2,259	0.8%

The Company’s total headcount as of September 30, 2016 was 1,289 compared to 1,287 as of September 30, 2015.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services directly associated with various products.  Costs of revenue for the three and nine months ended September 30, 2016 increased when compared to the prior year periods because of increased content costs for Hawaiian Telcom TV of $1.9 million and $5.5 million, respectively, as we add subscribers.  In addition, costs incurred for system repairs related to unusually heavy rains amounted to $0.7 million in the nine months ended September 30, 2016.  These increases were offset by reduced costs of utility pole maintenance of $0.9 million for the three months ended September 30, 2016.  In addition, we incurred lower electricity costs of $1.8 million on reduced utility rates and energy saving initiatives for nine months ended September 30, 2016 compared to the same period in 2015.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease for the three and nine months ended September 30, 2016 relative to the three months and nine months ended September 30, 2015 is primarily because of lower pension costs of $2.9 million and $3.6 million, respectively.  There was a significantly higher level of retirements involving lump sum pension settlements in 2015 resulting in much higher pension settlement losses being recognized in 2015.  In addition, for the three months ended September 30, 2016, there were lower professional fees of $0.6 million relative to the same period in the prior year.

Depreciation and amortization for the three and nine month periods ended September 30, 2016 was higher than the same periods in the prior year because of asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

Operating costs and expenses for the data center segment for the three months ended September 30, 2016 were higher compared to the same period in the prior year by $0.3 million with increased service volumes.  The increase in operating costs and expenses for the data center segment for the nine months ended September 30, 2016 compared to the same period in the prior year is because of greater costs for leased circuits and other direct cost of services of $1.0 million with increased service volumes.

The changes in operating costs and expenses for the telecommunications segment were a decrease of $2.9 million and an increase of $1.3 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively.  The causes of the changes are the same as those explaining changes in costs and expenses for all segments discussed above.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Interest expense	$(4,156)	$(4,148)	$(8)	0.2%
Interest income and other	—	4	(4)	(100.0)%
	$(4,156)	$(4,144)	$(12)	0.3%

	Nine Months Ended
	September 30,		Change
	2016	2015	Amount	Percentage
Interest expense	$(12,879)	$(12,651)	$(228)	1.8%
Interest income and other	—	15	(15)	(100.0)%
	$(12,879)	$(12,636)	$(243)	1.9%

Interest expense for the nine month period ended September 30, 2016 increased compared to the same period in 2015 because of the term loan amendment entered into in May 2016 which resulted in a higher interest rate and certain financing costs expensed as part of the amendment process.  Interest capitalized amounted to $0.4 and $1.1 million for three and nine months ended September 30, 2016, respectively.  The interest capitalized amounted to $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

Income Tax Provision

We had effective tax rates of 38.4% and 40.3% for the three and nine months ended September 30, 2016, respectively.  The effective tax rates were 43.9% and 40.4% for the three and nine months ended September 30, 2015, respectively.  The effective tax rates decreased from the prior year periods, in particular for the current quarter, as permanent differences between financial reporting and income tax income, primarily related to non-deductible compensation, decreased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $20.7 million. From an ongoing operating perspective, our cash requirements in 2016 and 2017 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand and cash generated from operating activities will be used to fund our cash requirements.

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

Cash Flows for Nine Months Ended September 30, 2016 and 2015

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

Net cash provided by operations amounted to $72.9 million for the nine months ended September 30, 2016.  Net cash provided by operations amounted to $65.6 million for the nine months ended September 30, 2015.  The increase in cash provided by operations was because of working capital demands during the nine months ended September 30, 2015.  The net use of cash from working capital changes amounted to $5.7 million for the first three quarters of 2015 and was primarily related to additional payments to vendors and employees for operating uses in 2015.

Cash used in investing activities for the nine months ended September 30, 2016 was comprised of capital expenditures of $78.3 million.  Cash used in investing activities included capital expenditures of $76.7 million for the nine months ended September 30, 2015.  The level of capital expenditures for 2016 is expected to be in the high-$90 million range as we invest in systems to support new product introductions and transform our network to enable next-generation technologies.

Cash used in financing activities for the nine months ended September 30, 2016 and 2015 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of September 30, 2016, we had outstanding $290.9 million in aggregate long-term debt with a maturity date of June 2019.  We do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity date and repayment is dependent on our ability to refinance the credit facility at reasonable terms.  The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the nine months ended September 30, 2016, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2015 in our Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, our floating rate obligations consisted of $290.9 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2016 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, our Chief Executive Officer, and Dan T. Bessey, our Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of September 30, 2016. Based on their evaluation, as of September 30, 2016, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.  Other Information.

Item 5.01.  Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on November 3, 2016 announcing its 2016 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 5.02.  Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 31, 2016 the Compensation Committee (the “Committee”) of the Board of Directors of Hawaiian Telcom Holdco, Inc. (the “Company”), in consultation with the Committee’s independent compensation consultant, completed a review of the Company’s executive severance and other termination benefits, and, as a result of such review, the Committee approved (i) certain amendments to the Executive Severance Plan (the “Severance Plan”), (ii) the Company’s entry into a Change of Control Agreement with certain key employees, including the Company’s Chief Executive Officer (“CEO”), Scott Barber, Chief Financial Officer Dan Bessey, Chief Administrative Officer and General Counsel, John Komeiji, and its Senior Vice President-Technology, Kevin Paul (collectively, the “Named Executive Officers”), and (iii) certain amendments to the form of Restricted Stock Unit Grant Agreement to be entered into under the Company’s 2010 Equity Incentive Plan (the “Equity Plan”) with certain key employees, including each of the Named Executive Officers.

The amendments to the Severance Plan implement recommendations from the Company’s independent compensation consultant, and include the following material changes: (i) increasing the multiplier for the base severance payment (the “Base Severance Amount”) for the CEO from 1.5X to 2X, (ii) including in the Base Severance Amount that is subject to the multiplier an amount equal to the participant’s bonus opportunity under the performance compensation plan at the target level of performance for the year of termination (the “Bonus”), (iii) providing that the Base Severance Amount will be paid in a lump sum; provided, however, that the portion of the Base Severance Amount that each of the existing participants under the Severance Plan (currently, only the Named Executive Officers) would receive under the Severance Plan as in effect on October 31, 2016 (immediately prior to the amendment) (1.5X base salary for the CEO, 1X base salary for the other Named Executive Officers) will not be paid in a lump sum and will instead be paid pursuant to the original payment schedule under the Severance Plan (18 months for the CEO, 12 months for the other Named Executive Officers), (iv) eliminating benefits that are triggered upon the participant’s death or disability, (v) requiring that a participant receiving severance benefits under the Severance Plan sign a confidentiality and non-disparagement agreement, (vi) modifying the period of coverage for health insurance benefits to correlate to the pay multiplier (e.g., 1X=1 year); and (vii) capping the total amount of severance payments made to a participant under the Severance Plan to an amount equal to twice the participant’s annual compensation paid during the year immediately preceding the year in which the separation from service occurs.  The foregoing description of the material amendments to the Severance Plan is limited in its entirety by reference to the full text of the amended Severance Plan attached to this Form 10-Q as exhibit 10.1.

The Committee also approved the Company’s entry into a Change of Control Agreement with certain key employees, including each of the Named Executive Officers, and implemented recommendations from the Company’s independent compensation consultant.  These Change of Control Agreements have a 3-year term and provide for the following severance benefits if the participant is terminated by the Company without Cause or by the participant for Good Reason within the period beginning six months before and ending twenty four months after a Change of Control: (i) payment to our CEO of an amount equal to 2X his base salary plus Bonus, with the portion of such amount equal to 1.5X his base salary to be paid over 18 months and the balance to be paid in a lump sum, (ii) payment to each of the other Named Executive Officers of an amount equal to 1.5X their respective base salary plus Bonus, with the portion of such amount equal to 1X their respective base salary to be paid over 12 months, and the balance to be paid in a lump sum, (iii) medical insurance benefits for a period of 24 months for our CEO and 18 months for each of the other Named Executive Officers, and (iv) a pro rata portion of the Named Executive Officer’s bonus earned under the performance compensation plan for the year of termination based on actual performance, paid in a lump sum at the time such bonuses are generally paid under the performance compensation plan.  The foregoing description of the Change of Control Agreements is limited in its entirety by reference to the full text of the form of Change of Control Agreement attached to this Form 10-Q as exhibit 10.2.

Finally, the Committee also approved amendments to the form of Restricted Stock Unit Grant Agreement under the Equity Plan to be entered into between the Company and certain participants under the Equity Plan, including each of the Named Executive Officers, beginning with the 2017 Restricted Stock Unit (“RSU”) grants.  The amendments implement recommendations from the Company’s independent compensation consultant and include the following material changes: (i) modifying the existing change in control trigger by (a) adding the requirement that the participant must also be terminated by the Company without Cause or  by the Participant for Good Reason within the period beginning 2 months before, and 24 months after, the change in control transaction, (b) modifying the number of performance-based RSUs vesting upon such termination or, if later, change in control transaction, from the maximum number of unvested performance-based RSUs, to vesting the target number of unvested performance-based RSUs for vesting dates that have not yet occurred, and (c) providing that the accelerated vesting that would otherwise occur upon a participant’s termination in connection with a change in control will occur immediately prior to, and contingent upon, the consummation of the Change in Control if the successor in interest does not agree to assume the RSUs, or substitute equivalent awards or rights; (ii) revising the vesting formula for accelerated vesting in connection with Death or Disability from pro rata vesting of unvested time-based RSUs to 100% vesting of unvested time-based RSUs; and (iii) for performance-based RSUs, eliminating the restriction on transfer which lapses in equal installments on each of the first three anniversaries of vesting.  The foregoing description of the amendments to the Restricted Stock Unit Grant Agreement is limited in its entirety by reference to the full text of the form of Restricted Stock Unit Grant Agreement attached to this Form 10-Q as exhibit 10.3.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 3, 2016	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

November 3, 2016	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

10.1*	Hawaiian Telcom Holdco, Inc. Executive Severance Plan, amended and restated effective November 1, 2016.
10.2*	Form of Change of Control Agreement between Hawaiian Telcom Holdco, Inc. and Each of the Named Executive Officers
10.3*	Form of Restricted Stock Unit Agreement for Executives Pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan beginning with the 2017 Restricted Stock Unit grants.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 3, 2016 announcing third quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Identifies each management contract or compensatory plan or arrangement.