Form 10-K
period 2016-12-31
Hawaiian Telcom Holdco, Inc.
filed 2017-03-14
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates as of June 30, 2016 was $123,893,946.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 1,  2017,  11,513,279 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

iii

PART I

Item 1.  Business

Business Overview

Hawaiian Telcom Holdco, Inc. (the Company) is the largest full service provider of communications services and products in Hawaii. We operate two primary business segments:

Telecommunications.    This segment provides local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, the Telecommunications segment provides high speed Internet, long distance services, next generation television service, next generation Internet protocol (IP) based network services, customer premises equipment, data solutions, managed services, billing and collection, wireless services, and pay telephone services. Our services are offered on all of Hawaii’s major islands, except for our next generation television service, which currently is available only on the island of Oahu. As of December 31, 2016, our telecommunications operations served approximately 296,000 voice access lines, 19,000 business Voice over Internet Protocol (VoIP) lines, 111,000 high-speed Internet lines, and 42,000 video subscribers.

Data Center Services.    This segment consists of data center services including colocation and virtual private cloud.

See “—Segments and Sources of Revenue” below and “Segment Information” in the notes to the financial statements for information regarding revenues and total assets for each business segment.

History and Organizational Structure

General

The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 133 years as Hawaii’s communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii were reorganized and consolidated (2005 Reorganization) into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly owned subsidiary of the Company. As a result of the 2005 Reorganization, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc., both wholly owned subsidiaries of Hawaiian Telcom Communications, Inc.

On December 1, 2008, the Company, Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc. and certain other affiliates (collectively, the Debtors) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in order to facilitate a balance sheet restructuring. The Debtors’ chapter 11 Plan of Reorganization became effective, and the Company and other Debtors emerged from chapter 11, on October 28, 2010.

Hawaiian Telcom, Inc., a Hawaii corporation, is the incumbent local exchange carrier (“ILEC”) in Hawaii and operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including Internet, television, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, cloud‑based services, long distance and wireless businesses. SystemMetrics Corporation, a wholly‑owned subsidiary of Hawaiian Telcom Services Company, Inc. and a Hawaii corporation, provides data center services including colocation and virtual private cloud. Wavecom Solutions Corporation, a wholly‑owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides voice, data and converged services.

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

Over the last decade, the U.S. telecommunications industry has undergone significant structural changes as many of the largest service providers have achieved growth through acquisitions and mergers, while others have restructured or entered bankruptcy to obtain protection from creditors. In addition, the Telecommunications industry continues to see changes in consumer behavior as products and services continue to evolve.  Despite these changes, the demand for telecommunications services as a whole, particularly data services, has remained strong, and telecommunications companies increasingly bundle services and provide integrated offerings for customers.  Hawaii’s telecommunications industry remains active, and demand for telecommunications services overall remains strong, due in part to the State’s geographic isolation. Hawaii is connected to the mainland United States and Asia via cable and several satellite networks.

Our Business Strategy

Our primary objective is to become the number one service provider of innovative “Always OnSM” communications, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy are to grow our business with a focus on delivering superior service to our customers, which includes the following:

•

Leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build‑out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber‑to‑the‑node (FTTN) and fiber‑to‑the‑premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high‑speed technologies such as Very High Bit Rate Digital Subscriber Line Generation 2 (VDSL2), Gigabit Passive Optical Network (GPON), and Metro Ethernet to deliver new broadband services such as our next‑generation television to consumers, Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP‑VPN), managed services, data center services, including colocation and virtual private cloud, and cloud‑based services to businesses. In both customer segments, we continue to enhance our services by adding new service options, features and functionality.

•

Drive a customer‑ and sales‑focused organization.  Our customer operations team allows us to more effectively focus on customer satisfaction and successful delivery of our services, with the ultimate goal of delivering a consistent and comprehensive customer experience.

•

Deliver new and innovative products and services to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, and cloud based services supported by the reach and reliability of our network and Hawaii’s only 24x7 state of the art network operations center. We believe our suite of next-generation data and IP based services, such as our Fiber-to-the Business Internet, business VoIP, IP VPN services, and cloud applications better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

•

Improve operating profitability and capital efficiencies.  We strive to maintain a disciplined approach to managing operating expenses and capital spending. Our focus on driving operational improvements in our business has resulted in cost savings, and we continue to identify initiatives that we believe will further improve our cost structure. In addition, we continue to review and renegotiate contracts with key IT and outsource suppliers, which has led to additional cost savings. We manage our capital expenditures to optimize returns through disciplined planning and targeted investment of capital. Our strategy is to continue making strategic investments in our business in order to position the Company for long‑term growth.

In furtherance of the Company’s growth strategy, we continue to make important investments that further our business objectives:

•

In September 2013, we completed the acquisition of SystemMetrics Corporation (SystemMetrics), a leading provider of data center services in the State of Hawaii. The acquisition increased the scale and scope of our existing data center operations by adding a state‑of‑the art facility in Honolulu with 6,500 square feet of data center capacity and room for expansion. SystemMetrics complements our existing portfolio of business service offerings and enables us to further diversify our revenue base.

•

In August 2014, the Company joined a consortium of national and international companies to build and operate the Southeast Asia to United States (SEA-US) trans Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States. The cost to construct the system is expected to be approximately $235 million. The Company will pay $25 million over the multi-year construction period, with the majority to be paid at periodic milestones in 2016 and 2017, for a fractional ownership in the system, of which $16.6 million has been incurred through December 31, 2016. As part of this project, the Company has agreed to construct a cable landing station in Makaha, Hawaii, and to provide cable landing services to SEA-US. Management expects the system to be completed in the second half of 2017, and will provide an initial 20 Tbps of capacity using state of the art 100Gbps technology to accommodate the statewide increase in data consumption.

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

•

Growth‑Oriented Product Portfolio.  We are the only communications service provider in our market that can provide the same broad array of services to both consumers and business customers that includes voice, Internet, data, CPE, wireless, advanced communications and IP‑based network services, managed services, data center services including colocation and virtual private cloud, and cloud‑based services. Our expanding service suite, including high‑quality enhanced data networking services such as our business VoIP and IP‑VPN services, our managed services, and our cloud applications are targeted at the key growth areas in our marketplace. Our next‑generation television service, employing Ericsson Mediaroom™, is targeted at capturing a share of the significant video and entertainment market opportunity and also promotes pull-through sales of Internet service.

•

Advanced Network Infrastructure.  We own one of the State’s most extensive and reliable communications networks, including one of the largest fiber optic cable networks in Hawaii. Our statewide MPLS backbone is one of the largest IP networks in Hawaii and allows us to deliver advanced IP‑based services to over 99% of the State’s population. Our network is supported by Hawaii’s only 24x7 state‑of‑the‑art network operations center. We continue to expand our fiber network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

•

Strong Management Team.  We have assembled an experienced management team that we believe is well‑qualified to lead our Company and execute our strategy. Our management team has significant operational experience in the telecommunications industry combined with extensive knowledge of our local market, which we believe will continue to be a critical driver of our success going forward.

Our Products and Services

Telecommunications

We generally classify our operations and related products and services into three core customer channels: Business, Consumer, and Wholesale.  Presented below is an overview of the products and services we offer in each customer channel.

Business Channel

Data Services

We provide a broad portfolio of data services, which we believe are a key growth area driven by demand for increasing bandwidth and more advanced data solutions from business customers.  We offer a range of broadband services including High-Speed Internet access, an asymmetrical broadband service geared toward small and medium-sized business customers, with speeds up to 1 Gigabits per second (Gbps) depending on the customer’s location, and Dedicated Internet Access (DIA), a symmetrical Internet access delivered over Ethernet with speeds up to 10 Gbps.

The role of business communication providers is evolving. Consistent with this, we have expanded into application centric, advanced communications and network services. Our services include Routed Network Service, a high performance IP virtual private networking service for business customers; Enhanced Internet Protocol Data Service, a multipoint switched Ethernet service; and Hosted PBX, a business VoIP service that provides businesses with a complete, converged communication solution in a hosted package.

In addition to advanced communications and network services, we continue to provide special access tariff services such as frame relay, a shared wide area network service, and dedicated private lines.  See “—Regulation” for further discussion of special access.

Voice Services

Voice services include basic local phone and long distance services for business customers.  We provide basic local services generally for a fixed monthly recurring charge and can be enhanced with a variety of value  added services such as call waiting, caller ID, voice messaging, three way calling, call forwarding and speed dialing. Value added services may be purchased individually or as part of a package offering for a monthly recurring charge.  The rates that can be charged to customers for basic local and certain other services are regulated by the HPUC. We charge business customers higher rates to recover a portion of the costs of providing local service to residential customers, as is customary in the industry. See “—Regulation” for further discussion of regulatory matters.

Equipment and Managed Services

We have resale relationships and certifications with a number of branded technology vendors, which allows us to competitively sell and install a wide variety of telecommunications equipment such as key, PBX, and other hardware solutions.  In addition, we provide managed services as an end to end solution that manages, monitors, and supports a business’s network, CPE, and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day to day management of their networks to us. Our managed services product portfolio consists of managed network and security services, IT professional services, and security consulting.

Consumer Channel

Video Services

We introduced our next-generation television service on the island of Oahu in July 2011. Our Hawaiian Telcom TV service is 100% digital with hundreds of local, national, international and music channels including high-definition, premium, Pay Per View channels and Video on Demand service. During 2016, we continued to invest in our network to provide integrated digital video, high-speed Internet and voice services to new and existing customers by adding 12,000 new households enabled for our TV service (“HHE”) bringing the total number of HHE to 202,000 as of the end of 2016.  The addition of new HHE in our single family home footprint is expected to subside beginning in 2017.  Our IPTV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to bundle digital video, high-speed Internet and voice services in certain areas of the island of Oahu.

Internet Services

We provide high-speed Internet access to our residential customers with speeds up to 1 Gbps in the FTTP footprint.  For customers who order speeds of 50 Mbps or higher, we also offer Wi-Fi Plus, a premium program that provides customized solutions to maximize customers’ in-home Wi-Fi experience.

Voice Services

Consumer voice services include basic local telephone and long distance services.  We provide additional value-added features such as call waiting, caller ID, voice messaging, three way calling, call forwarding and speed dialing. We also offer a variety of long distance plans, including rate plans based on minutes of use, flexible or unlimited long distance calling services.  The rates that can be charged to customers for basic local and certain other services are regulated by the HPUC.

Wholesale Channel

We provide special access or network transport services to our wholesale customers, network operators and other telecommunications carriers.  Special access services include IP-based private networks, Ethernet, as well as Synchronous Optical Network (SONET), and Time Division Multiplexing (TDM) transport services.  See “—Regulation” for further discussion of special access.  In addition, we also provide wireless backhaul, or fiber-to-the-tower connections to support the growing demand for wireless broadband.

Other

Other services include interstate and intrastate switched access for the origination, transport and termination of long distance calls (see “—Regulation” for further discussion of access charges), Connect America Fund support (see “—Regulation” for further discussion of universal service), operator services, billing and collection services and space and power rents for colocation services.  We also provide other services including public pay telephone services at approximately 3,100 locations throughout the State of Hawaii.

In addition, we offer wireless services pursuant to a mobile virtual network operator (MVNO) services agreement with Sprint Spectrum, L.P. (Sprint). That agreement allows us to resell Sprint wireless services, including access to Sprint’s nationwide personal communication service (PCS) wireless network to residential and business customers in Hawaii under the Hawaiian Telcom® brand name. The services agreement with Sprint was renewed in May 2015 for a 3-year term which expires in May 2018.

Data Center Services

We provide colocation and virtual private cloud data center services to our business customers. Colocation enables our customers to install and remotely operate their IT equipment. Virtual private cloud services include the use of shared virtualized computing resources and a variety of customer control features and services, including back up data storage and cloud-based network security. We also offer a complete cloud service portfolio that includes Desktop-as-a-Service product, Microsoft® Office 365 suite of cloud-based Software-as-a-Service products, along with Infrastructure-as-a-Service and Security-as-a-Service.  In addition, we provide related professional services, including planning, design, implementation and support services, to enable our customers to better manage and transition between their IT solutions.  We consider data center services as part of our business channel.

Markets and Customers

Telecommunications

We have been a telecommunications provider in Hawaii for more than 133 years. Our market consists of 86 central offices serving an area of approximately 6,263 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State’s most extensive local telecommunications network, with approximately 299,000 local access lines served as of December 31, 2016, of which 45% served residential customers, 54% served business customers, and the remaining 1% served other customers.

Our market is characterized by high population density, with approximately 70% of the state’s population concentrated on Oahu over an area of approximately 598 square miles, or approximately 1,700 persons per square mile. In addition, approximately 34% of the households in Hawaii reside in multi dwelling units (MDUs)—approximately 44% on Oahu—compared with approximately 26% in the U.S. overall. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost effective manner and to market and sell our services more effectively. Given Hawaii’s geographic isolation and the diversity of its population, Hawaii residents and businesses may have telecommunications needs that are different from those on the mainland United States. Furthermore, in 2015, the median household income in Hawaii was estimated to exceed the national median household income by approximately $16,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

Our business marketplace is dominated by several key industries. The federal government accounts for approximately 12% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government, collectively through its many departments and agencies, is one of our largest customers. Similarly, Hawaii state and local government, collectively through their many departments and agencies, constitutes a significant part of our business.  The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii’s small business market (in the aggregate) is also a key driver of Hawaii’s economy—approximately 95% of the companies in Hawaii employ fewer than 50 employees, and these businesses make up a market of approximately 37,000 businesses. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

Data Center Services

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

Oceanic, a subsidiary of Time Warner Cable Inc., the second largest cable operator in the United States, is the Company’s most significant competitor. Approximately 70% of the occupied households on Oahu that subscribe to television service subscribe to Oceanic’s cable television service. Oceanic also has the majority share of the high speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high speed Internet, and voice services through competitive bundled offerings. In addition, Oceanic (now marketing business products under “Spectrum Business”) has targeted communications service offerings to small and medium sized businesses.  Oceanic competes aggressively with the Company on products, pricing and marketing.  In 2016, Charter Communications acquired Time Warner Cable Inc. but Oceanic continued to operate business-as-usual. In April 2017, Charter is expected to introduce its products and pricing in Hawaii.

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

The advanced communications and network services business, as well as the managed services, data center services including colocation and virtual private cloud, and cloud based services businesses, are highly competitive due to the absence of significant barriers to entry. The emergence of non-traditional, application centric players in the market is redefining the role of service providers in these fields.

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

Network Architecture and Technology

Our strategy is to enhance and expand the most technologically advanced broadband communications network in the state of Hawaii and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us, among other things, to continue being the market leader in Hawaii for advanced communications and network services and managed and cloud-based services. In 2016, we invested approximately $79 million in our network including significant expenditures to expand the reach, capacity, and resiliency of our IP-based packet and broadband network. Significant strides were made in 2016 to add hundreds of miles to our fiber network and continuing our transformation toward an optical, IP-based broadband network. Additionally, we believe that our commitment to the SEA-US trans-pacific submarine cable system will enable us to expand data connectivity beyond Hawaii to both the Asia/Pacific and Continental U.S. locations.

MPLS and Transport Network

We believe that our statewide MPLS network is unmatched in Hawaii in reach, capacity, security, resiliency, and reliability. Consisting of two provider core routers, eight provider edge routers, and 39 service edge routers meshed throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features, including advanced traffic engineering support of intelligent QoS (Quality of Service) Service OAM (operations, administration, and management) capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, and up to 100Gb Ethernet access. Driven by continued high bandwidth demands from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2016 we continued to expand our next generation network with the introduction of a provider core architecture that simplifies our overall network while increasing scale and maintaining the level of resiliency expected by our customers. These interconnected platforms combine wave division multiplexing (WDM) transport, reconfigurable optical add-drop multiplexers (ROADM), and centralized carrier Ethernet switching in a single converged device helping us to meet the growing bandwidth needs at a more affordable price. Our current backbone infrastructure consists of two border routers with diverse trans-Pacific links to mainland carriers, along with expanded peering and content caching arrangements with global providers to reduce latency and buffering to our customers. In 2017, we plan to continue to expand bandwidth capacity in the border and core sections of our MPLS network to accommodate increased demand and utilize our trans-pacific submarine cable system for direct connections to the world’s leading internet carriers.

Our telecommunication infrastructure includes more than 16,000 sheath miles of fiber optic cable and copper wire distribution lines. Submarine and deep-sea fiber optic cables connect the islands of Kauai, Oahu, Maui, Molokai, Lanai and Hawaii, while digital microwave radios provide backup inter island connections. In addition to our owned or leased interisland cables between Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai, we are connected by trans-Pacific fiber optic cables to the U.S. Mainland, which provide ring diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

Voice Network

We continue to add services and features via our VoIP application servers to provide Hawaii businesses the communication tools they need to compete locally and globally. In 2016, we extended our VoIP platform with Unified Collaboration (UC) features such as Instant Messaging and Presence.

As of December 31, 2016, we operated 99 local base and remote switches and five tandem switches on the islands of Hawaii, Kauai, Lanai, Maui, Molokai and Oahu. All of our legacy access lines are served by digital switches provided predominantly by Nokia (formerly Alcatel-Lucent) and Genband.

Network Optimization Initiatives

To lower on going operational costs and to adjust our capacity to account for legacy revenue attrition, we optimized portions of our network. We exited two legacy Wavecom leased sites, shut down our oldest WDM network consisting of five nodes, and exited two Hawaiian Telcom radio facilities.  We expect to increase the pace of optimizing our legacy network infrastructure in 2017.

Access Infrastructure

In 2016, we continued our aggressive investment to transform our access network to a high-speed, fiber-based broadband network and now have approximately 202,000 households enabled on our next generation broadband network.  An additional 3,900 business addresses are also on our GPON network. GPON is a FTTP solution providing a complete fiber connection to businesses allowing for transmission speeds of over 1 Gbps.  Continued deployment of FTTP solutions will serve new (greenfield) MDU, single family subdivision developments, and targeted business corridors. By laying fiber and utilizing various passive optical network components from these developments to our central offices, we can further leverage the capabilities of our MPLS backbone, provide higher bandwidth services to our customers, including our television service, and reduce maintenance costs. We also continued to expand our fiber network deeper into neighborhoods, shortening over 1,400 customer loops in 2016 to 3,000 feet or less using FTTN technology, expanded our fiber networks to approximately 491 cell sites across the state of Hawaii to provide backhaul services to our wireless carrier customers, and fine-tuned our FTTP access infrastructure to accommodate 1 Gbps download speed internet bandwidth in selected areas on all major islands. These network enhancements allowed the increased penetration and expansion of higher broadband services including our television service.  In 2016, we concluded our NGN build to residential addresses on Oahu.  Our 2017 plans includes further expansion of our next-generation broadband network in business areas.

In 2016, we concluded Phase I of the federal Connect America Fund (CAF) program to provide high speed data services to a total of approximately 1,800 underserved and unserved locations on the island of Hawaii.  Our 2017 plans include a continuation of expansion of providing broadband to additional CAF-eligible areas as part of our Phase II federal grant.

Next-Generation Television Service

The implementation of IP-based television service is driving one of the largest network transformations in the telecommunications industry. We introduced our next-generation television service on the island of Oahu in July 2011, deploying the service to both copper-fed and fiber-fed customers and converting entire MDU complexes to our new service. Utilizing Ericsson Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP based network and provide our customers with new viewing experiences and applications, such as Whole Home DVR (Digital Video Recorder), instant channel change, brilliant picture and sound quality, and over 80 TV Everywhere apps that allow customers to view content on mobile devices. We continue to see strong demand for our television service.

Network Surveillance and Operations

Our statewide network infrastructure is monitored and managed by our Network Operations Center (NOC) located in Honolulu. The eNOC provides surveillance 24x7, 365 days-a-year, for our statewide network consisting of 86 central offices, TV head-end facility, associated interoffice facilities, microwave radio towers, and E911 facilities. Our network infrastructure for voice, data, and video is monitored proactively with state-of-the-art performance and fault management systems. Customer networks are also monitored proactively by our Managed Services team. We have a customer service center which also operates on a 24x7, 365 days-a-year basis to handle customer inquiries and repairs, and provide call completion services. All customer installations and repairs requiring a field technician are offered during extended hours and coordinated by our Dispatch Center. All construction activity, for both outside and inside plant, is coordinated by our engineering operations team located at our main office on Oahu.

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

As part of our ongoing commitment to customer service, we implemented improvements in 2016 to our customer contact center systems with the implementation of a 360° customer view and a significant upgrade to the latest IVR/ACD technology. In addition, in 2016 we provided our sales force with new system capabilities in support of our next generation network for quicker quoting.

We continue to focus efforts on flow-through automation from order entry through billing, and in 2016 we continued to implement improvements which reduced manual processing of complex orders, increased productivity, and enhanced overall data quality. We made further improvements in 2016 through consolidation of order entry process and systems. We improved our field dispatch and fiber provisioning systems to increase installation efficiency of our next generation network. In 2017, we plan to continue to make improvements through version upgrades of our existing Business Order entry systems, IVR/ACD, and our provisioning and inventory management applications.

As is the case with other telecommunications companies, we are an on-going target for cyber criminals. In response, we have aggressively pursued initiatives to reduce our cyber security related risks.  In 2016, we adopted the National Institute of Standards and Technology (NIST) Cybersecurity Framework to guide our current and future cybersecurity standards, policies, guidelines and practices.  Using this framework, we implemented a unified security management infrastructure to consolidate our cybersecurity threat detection and intelligence in addition to deploying additional security control points to improve our security posture.  We continue to provide our employees, contractors and vendors awareness including evolution of our corporate cybersecurity communications and policies.   Hawaiian Telcom also provides cybersecurity awareness to our customers and the Hawaii community in general.  In 2017, we continued our investment in security access, control points and systems as our Information Technology evolved in the areas of mobility and cloud services.   In addition, we continue to leverage government resources at the federal, state and local levels to enhance the cybersecurity of Hawaiian Telcom’s network and services.  These and other investments reflect our on-going commitment to securing our information assets and protecting sensitive data in our information systems.

Employees

As of December 31, 2016, we employed approximately 1,300 full‑time employees in Hawaii. Of the total employees, approximately 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357 pursuant to a five‑year collective bargaining agreement that expires at the end of 2017.  Negotiations on a new collective bargaining agreement are expected to begin on or before May 1, 2017.  We believe that management currently has a constructive relationship with the represented and non‑ represented employee group.

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

In November 2011, the FCC released its “Connect America Fund” Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transformed the FCC’s universal service and intercarrier compensation systems into a new Connect America Fund (CAF), which funds broadband deployment in census blocks that the FCC has determined are unserved by an unsubsidized wireline competitor. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF Phase II support is distributed pursuant to a forward looking cost model. In August 2015, we notified the FCC that we would accept CAF Phase II support which amounts to $4.4 million in annual funding for six years for the calendar years 2015-2020. Under the terms of CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  In addition, the FCC previously awarded Hawaiian Telcom, Inc. approximately $400,000 in CAF Phase I Round 1 support and approximately $1 million in CAF Phase I Round 2 support.  Broadband deployment obligations for Rounds 1 and 2 have been completed. The FCC is expected to issue additional clarifications relating to CAF Phase II including the methodology for measuring broadband speeds but we do not know if this will impact our ability to meet the program obligations and result in a loss of some of the support if program obligations are not fully met in a timely manner.

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

Hawaiian Telcom, Inc. has implemented the first five phases of the intercarrier compensation reform, offsetting a portion of the resulting revenue loss through the FCC-authorized monthly recurring access recovery charge for certain classes of customers.

In a separate proceeding, the FCC found that Internet bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

Special Access

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. In the first quarter of 2015, Hawaiian Telcom, as a provider of dedicated special access services, complied with the FCC’s order for a mandatory special access data collection by filing detailed information concerning carrier services provided to enterprise and wholesale customers, including special access services. The FCC has used the data collected to evaluate competition in the market for special access services and to help the FCC decide whether to modify the special access pricing rules for price cap carriers, including whether the pricing flexibility rules should be modified or eliminated. The FCC has compiled the data and our economic consultant, hired by a consortium in which we participate with six other price cap carriers, has submitted their findings that competition in the special access market is robust and that pricing flexibility should be continued. We also filed comments in support of these findings with respect to the Hawaii market. In late 2016, the FCC Chairman circulated an Order that would have reduced BDS prices for certain legacy services over three years but this order was not voted on and it is uncertain when this proceeding will be concluded or what impact it will have on providers of dedicated special access services, especially in light of the pending change in the FCC Chairperson.

In October 2015, the FCC initiated an investigation into the terms and conditions of the special access service pricing plans of four large price cap carriers (AT&T, CenturyLink, Frontier, and Verizon).  Issues designated for investigation included whether the following practices were just and reasonable practices under the Communications Act (Act): (1) percentage commitments based on a purchaser’s historical or existing levels of purchases; (2) shortfall fees; (3) upper percentage thresholds; (4) overage penalties; (5) certain long-term commitments; and (6) early-termination fees.  The investigation also considered whether certain commercial agreements should be subject to the filing requirements of the Act and whether the special access pricing plans inhibit the transition from TDM-based special access to IP-based

services.    In May 2016 the FCC ordered the affected carriers to remove such provisions from their tariffs by July 1, 2016.  We do not know if and when we may be required to remove similar provisions from our tariffs.

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

In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since Hawaiian Telcom, Inc. was part of Verizon when the original Verizon petition for forbearance was filed. This action permitted us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions for eligible services. In October 2011, tw telecom of hawaii l.p. and others filed a petition requesting the FCC to reverse in part the forbearance deemed granted to Verizon. We filed comments in opposition to the petition. In November 2012, the Ad Hoc Telecommunications Users Committee and others filed a petition requesting the FCC to reverse in part the forbearance for Verizon and other grants of forbearance by the FCC related to advanced broadband special access services. There is no definite timeframe for an FCC decision on these petitions, which may be addressed as part of the special access proceeding.

In December 2010, the FCC adopted “net neutrality” rules, termed “open Internet” rules that would bar Internet service providers from blocking or slowing Web content sent to homes and businesses. The rules continue to treat broadband Internet access services under the FCC’s Title I authority, but adopted as rules the existing guidelines applicable to Internet service providers. The FCC also adopted three additional rules concerning blocking, non discrimination, and transparency. The anti-discrimination and no blocking rules were vacated by a federal court of appeals, but the public disclosure requirement remains in place.

In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. While reasonable network management is permitted, the open Internet order bans blocking legal content/applications, throttling lawful traffic and paid prioritization or “fast lanes”, expands transparency rules and creates a general conduct rule to bar broadband Internet service providers from unreasonably interfering with or disadvantaging the ability of consumers and edge providers to reach and communicate with each other. Further, the FCC granted new authority to address Internet interconnection issues arising in the exchange of traffic between mass market broadband providers and other networks and services such as edge providers. While the order grants forbearance from many Title II provisions such as rate regulation or tariffs, last mile unbundling, burdensome filing requirements/accounting standards, USF contributions, and any new taxes or fees, uncertainty looms concerning continued forbearance in future years. All the new rules will be effective the first quarter of 2017, but Congress is considering adopting open Internet legislation to prevent Title II regulation of broadband services, and there are indications that the FCC may also reassess its reclassification of broadband service to a Title II common carrier telecommunications service given the pending changes at the FCC. We do not know what the final outcome of these actions will be, or how our broadband services may be affected.

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

In December 2012, the FCC granted a complaint filed by the Mauna Kea Broadcasting Company with the FCC seeking to place its over-the-air broadcasting station KLEI TV on both Oceanic’s and our television systems. The order required us to place KLEI TV on channel 6, which is already occupied by another programming station. Both Oceanic and Hawaiian Telcom Services Company, Inc. have filed a petition for reconsideration of this decision, which effectively stays the mandate of the order until all appeals are resolved. We cannot predict when or how the FCC will resolve this petition.

In June 2015, Charter Communications Inc. filed applications with the FCC, HPUC and Hawaii State Department of Commerce and Consumer Affairs (“DCCA”) Cable TV Division for approval of the merger of Charter Communications, Inc. ("Charter") and Time Warner Cable Inc. (TWC), which owns Oceanic, the dominant cable TV provider in Hawaii.  In this same transaction, Charter is also merging with Advance/Newhouse Partnership (“Advance”), which provides video services through Bright House Networks, LLC in six states, excluding Hawaii.  We filed comments with the FCC and DCCA that given Oceanic’s large market share in both the video and broadband markets, conditions specific to the Hawaii market should be placed on the acquisition so that the merger will not further stifle competition and harm the video programming and wired broadband markets in Hawaii.  Final approval of the transaction with limited non-Hawaii specific conditions was granted in May 2016.

In October 2016, the FCC adopted a Broadband Privacy order that requires broadband Internet service providers (ISPs) to obtain “opt-in” permission before using or sharing information about the sites their customers visit on the Internet and their online communications but allows the ISPs to use non-sensitive information on an opt-out basis—that is, unless the consumer takes affirmative action to object.  The order also imposes data security and breach notification requirements, as well as transparency requirements regarding notice of information collection, how it is used, who it is shared with, and customer options for granting or denying permission. Privacy information must be “persistently” available on the ISP’s website or mobile app.

The order abandons the three-tier usage-based privacy framework for broadband ISPs in favor of an approach that bases privacy obligations on the sensitivity of the information being used or shared and in some areas is inconsistent with the FTC’s technology-neutral privacy regime. The FCC’s order is subject to numerous petitions for reconsideration. We do not know what the final outcome will be, or how our broadband services may be affected.

Other Federal and State Regulatory Proceedings

The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2011, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. The rules were upheld on appeal in February 2013. In December 2015, the FCC further revised the formula for calculating pole attachment rates for telecommunications carriers.  The change will ensure that pole attachment rates for telecommunications attachers, including providers of broadband Internet access service (BIAS), approximate the rates for cable attachers.  In November 2013, the FCC adopted rules to improve the reliability and resiliency of 911 communications networks nationwide by requiring that 911 service providers take reasonable measures to provide reliable 911 service, as evidenced by an annual certification. Providers can comply with this requirement by either implementing certain industry backed “best practices”, or by implementing alternative measures that are reasonably sufficient to ensure reliable 911 service. As a 911 service provider, Hawaiian Telcom Inc. filed its annual certification that it was 100% compliant by October 2016 with the new 911 communications networks reliability and resiliency standards.

In August 2015, the FCC adopted rules concerning the transition from the copper-based Time Division Multiplexing (TDM) network to a fiber-based Internet Protocol (IP) network. To address backup power requirements for residential consumers of IP based voice and data services that replace the traditional telephony used to dial 911, effective February 2016, prior to switching facilities-based, fixed, residential voice services from copper, which is line-powered, to fiber, Hawaiian Telcom must educate affected residential subscribers on the impact of this switch, and offer these subscribers the option to purchase a backup power solution that provides at least eight hours of standby power during a commercial power outage. Within three years, in accordance with FCC requirements, Hawaiian Telcom is required to offer at least one option that provides a minimum of 24 hours standby power.  The purpose of the requirement is to ensure consumers can make calls to 911 in the event of a power outage.

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

In October 2015, Black Diamond Capital Management, LLC, (“Black Diamond”) which through two of its managed investment funds, collectively owns approximately 24.1% of the total outstanding common stock of Hawaiian Telcom Holdco, Inc. (Holdco), filed an application with the HPUC requesting approval to increase its ownership up to 33% of the outstanding common stock of Holdco. Under state law, no more than twenty-five percent of the issued and outstanding voting stock of a corporation organized under the laws of the State and who owns, controls, operates, or manages a public utility shall be held, by any single foreign corporation or any single nonresident alien, or held by any person, unless prior written approval is obtained from the HPUC. Hawaiian Telcom supported Black Diamond’s request based on the Standstill and Support Agreement between Black Diamond and Hawaiian Telcom.  In May 2016, the HPUC granted Black Diamond approval, with conditions, to increase its ownership up to 31.5% of the outstanding common stock of the Company.

In December 2015, the FCC, responding to a forbearance petition filed by USTelecom in late 2014, released an order removing certain regulatory requirements for legacy voice services that are no longer relevant in today's marketplace. The FCC granted forbearance from FCC rules regarding the unbundling of 64 kbps voice-grade channels. The FCC's rules previously required unbundling of such channels in order to provide narrowband services over fiber where an ILEC retires a copper loop it has overbuilt with FTTP or FTTC. The FCC granted forbearance, subject to a narrow, targeted "grandfathering" condition, under which incumbents must maintain access to unbundled 64 kbps channels that are in use as of the adopted date of the order. The FCC also granted forbearance from rules requiring ILECs to provide access to newly-deployed entrance conduit in “greenfield” (new developments) situations to competitive LECs at regulated rates. The FCC, however, denied forbearance for “brownfield” situations (existing developments) because that concluded that ILECs have a "pre-existing advantage" in brownfield deployments that merited different treatment. The removal of these requirements helps to level the playing field in the increasingly competitive telecommunications market by relieving us of some of the outdated obligations to provide competitive access.

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

Next‑Generation Television Service.  We launched our television service on the island of Oahu in July 2011. The market for television services in Hawaii is dominated by Oceanic. On the island of Oahu, approximately 70% of occupied households that subscribe to television service subscribe to Oceanic’s cable service. There is no assurance we will be able to compete successfully against Oceanic. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Oceanic’s such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

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

As of December 31, 2016, approximately half of our employees were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires at the end of 2017. The inability to negotiate and enter into a new collective bargaining agreement on favorable terms could result in an increase in our operating expenses or covered employees could strike or engage in other collective behaviors. If unionized workers were to engage in a strike, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Future renegotiation of these and other labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, pension plans, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

An IT and/or network security breach may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could have a material adverse effect on our business and financial results.

We are subject to cyber and other data security risks.  This risk may be heightened as we expand our managed services, data center services, and cloud based services. We seek to effectively prevent, detect and respond to all cyber-attacks, but, in some cases, we might be unaware of an incident or its magnitude. Significant security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information; the theft, loss, damage, unauthorized use or publication of our customers’ personally identifiable information, intellectual property and/or confidential business information; or the unauthorized use or disabling of our network elements. While we have technology and information security processes and cybersecurity risk managment in place to mitigate these risks and respond to any incidents, there is no assurance these measures will be adequate to prevent an incident, including incidents involving sophisticated criminal organizations and nation-state actors.  A disabling of our network elements or a loss of confidential or proprietary data or other data security breaches could materially and adversely affect our customers, employees and vendors, damage our reputation among customers and the public, disrupt operations, and subject us to possible financial losses, any of which could have a material adverse effect on our financial condition and results of operations and our ability to expand our services.

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

All of our operations are conducted through our subsidiaries.  Any revenue we may receive is derived from distributions from such subsidiaries. Hawaiian Telcom, Inc., one of our indirect operating subsidiaries, is subject to HPUC regulatory authority which could potentially limit the ability of Hawaiian Telcom, Inc. to distribute funds or assets to its parent company. The inability of any of our regulated subsidiaries to make a distribution would, thus, limit the ability and amount of funds available for us to make a distribution to our stockholders.

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

We have a significant amount of indebtedness. We maintain a Term Loan in the amount of $290 million and a revolving credit facility which may be drawn in an amount up to $30 million (Revolving Credit Facility), each with a first priority lien on all assets.

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

On February 24, 2017, we entered into a Credit Agreement with CoBank, ACB, and certain other lenders that are a party thereto that is expected to close on or about May 3, 2017 (the “New Facility”).  The Company plans to use a part of the proceeds of the New Facility to retire our existing Term Loan, but there is no assurance that we will successfully close the New Facility.

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

The restrictive covenants in the Term Loan, Revolving Credit Facility and under the New Facility limit our ability, among other things, to:

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

From time to time, Hawaii experiences severe weather conditions such as high winds and heavy rainfall, and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property. Such disruptions in service and damage to property could materially decrease our revenues and materially increase our expenses. In 2014, Hawaii experienced two hurricanes and a volcanic eruption which adversely affected our financial results. In 2015, seven hurricanes and six tropical storms passed near Hawaii, resulting in record rainfall which damaged infrastructure and adversely affected our financial results. In 2016, one tropical storm and two hurricanes either made landfall or passed near Hawaii causing heavy rainfall and high surf. While these events did not have a material adverse effect on our operating results or financial condition, we cannot assure you that these types of events will not become more common or severe in the future or not result in material harm to the Company’s business, financial condition, results of operations, liquidity and/or the market price of our securities.  Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.

Based on Schedules 13D and 13G, and Forms 4 filed by the respective holders, as of December 31, 2016, two of our stockholders collectively (with their affiliates) own approximately 45% of our outstanding common stock.  Each of these two stockholder groups filed a Schedule 13D in 2015 indicating that it may, among other things, engage in communications with our representatives or other stockholders of the Company, purchase additional shares of Company common stock or propose directors for our Board of Directors.  In 2016, we entered into a Nomination, Standstill and Support Agreement with our largest stockholder, Black Diamond Capital Management, L.L.C. (“BD”), and a Nomination, Standstill and Support Agreement(collectively, the Standstill Agreements) with our second largest beneficial stockholder, Twin Haven Capital Partners, L.L.C., Twin Haven Special Opportunities Fund III, L.P., Twin Haven Special Opportunities Partners III, L.L.C., Twin Haven Special Opportunities Fund IV, L.P. and Twin Haven Special Opportunities Partners IV, L.L.C. (collectively, Twin Haven).  Pursuant to each of the Standstill Agreements, among other things, we agreed to nominate one designee of each of BD and Twin Haven to our Board of Directors at each of the next three annual meetings of stockholders. In return, each of BD and Twin Haven has agreed during the three-year term, among other things, to refrain from taking certain actions with respect to us and our securities (including soliciting proxies, proposing any sale transaction or tender offer, seeking representation on our Board of Directors in excess of one designee, or acquiring additional shares of Company common stock beyond an agreed-upon level) and, subject to limited exceptions, to vote all of its shares in accordance with the recommendation of our Board of Directors on any matter submitted for stockholder approval. Although the Standstill Agreements limit BD’s and Twin Haven’s influence over us, each of our major stockholders still has significant influence on the outcome of matters requiring stockholder approval, even if these stockholders are not acting in a coordinated manner, including the election of directors and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders, and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control may otherwise benefit our other stockholders.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur.  Additionally, the high concentration of ownership of our stock could increase the risk that such a large block sale could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 124 owned (including part‑owned) and approximately 57 leased or licensed real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business, as well as a state‑of‑the‑art data center facility with up to 6,500 square feet of data center capacity and room for expansion. See Item 1, “Business—Network Architecture and Technology.” For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes on properties used in providing telecommunication services. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The NASDAQ Stock Market under the symbol “HCOM”. The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our Common Stock for the period from January 1, 2015 through December 31, 2016:

	Market Price
	High	Low
2016
First Quarter	$25.26	$20.75
Second Quarter	$24.66	$19.14
Third Quarter	$24.09	$21.28
Fourth Quarter	$25.50	$20.11
2015
First Quarter	$27.45	$25.80
Second Quarter	$27.96	$24.92
Third Quarter	$26.06	$20.46
Fourth Quarter	$25.97	$20.51

Holders

As of March 1, 2017, there were 36 holders of record of our Common Stock and approximately 3,450 beneficial owners.

Dividends

We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

Securities authorized for issuance under equity compensation plans as of December 31, 2016 included:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(2)	warrants and rights	column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders(1)(2)	272,167	—	638,496
Total	272,167	—	638,496

(1)

The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock‑based awards.

(2)

For performance‑based restricted stock units granted in 2016, amounts reflected in this table assume payout in shares at 156.25% of target. The actual number of shares issued can range from 0% to 156.25% of target depending upon achievement of applicable performance goals.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor’s (S&P) 500 Stock Index, and the NASDAQ Telecommunications Index for the five years ending December 31, 2016, assuming an initial investment of $100 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Hawaiian Telecom Holdco, Inc., S&P 500 and NASDAQ Telecommunications

	At December 31,
	2011	2012	2013	2014	2015	2016
Hawaiian Telcom Holdco, Inc.	$100.00	$126.62	$190.71	$179.03	$161.43	$160.91
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
NASDAQ Telecommunications	$100.00	$105.48	$134.25	$149.71	$141.77	$166.70

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

Selected Financial Data (dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of income data (1):
Operating revenues	$392,963	$393,413	$390,739	$391,150	$385,498
Depreciation and amortization	89,916	87,879	78,014	77,301	70,908
Operating income	18,792	19,262	30,471	41,771	45,856
Interest expense	17,095	16,786	16,496	18,875	22,183
Income tax provision (benefit) (2)	591	1,357	5,910	8,782	(91,382)
Net income	1,106	1,100	8,099	10,488	109,982
Earnings per common share—
Basic	$0.10	$0.10	$0.76	$1.01	$10.74
Diluted	0.10	0.10	0.72	0.95	10.32
Statements of cash flow data—net cash provided by (used in)(3):
Operating activities	$90,088	$90,596	$90,490	$76,961	$86,460
Investing activities	(97,841)	(98,229)	(96,243)	(85,030)	(85,310)
Financing activities	(5,238)	1,335	(3,363)	(9,373)	(16,220)
Balance Sheets data (as of end of period):
Cash and cash equivalents	$15,821	$30,312	$39,885	$49,551	$66,993
Property, plant and equipment, net	595,997	579,107	565,956	524,375	507,197
Total assets	803,921	799,695	796,724	771,724	780,667
Long term debt (4)	284,699	286,046	287,179	288,388	290,985
Stockholders’ equity	304,914	307,699	304,534	313,012	276,860

(1)

The Company acquired SystemMetrics Corporation on September 30, 2013 and Wavecom Solutions Corporation on December 31, 2012. The results of operations are included in the above financial information from the acquisition date.

(2)	As of December 31, 2012, the Company released its valuation allowance resulting in an income tax benefit of $91.4 million for the year ended December 31, 2012.

(3)

In 2016, the Company adopted a new accounting standard modifying the presentation of restricted cash in the statements of cash flow.  The statements of cash flow data has been revised for the application of the new standard for all periods presented.  See Note 2 to the consolidated financial statements.

(4)	Long‑term debt includes the related current portion and is net of debt issuance costs and original issue discount.

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

Segments and Sources of Revenue

We operate in two reportable segments (telecommunication and data center services) based on how resources are allocated and performance is assessed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer.

Telecommunications

The telecommunication segment derives revenue from the following sources in three main customer channels:

Business Channel

Business data services include high bandwidth data products such as Ethernet and Dedicated Internet Access along with traditional High-Speed Internet (“HSI”) for business customers and VoIP.  Business VoIP, also referred to as BVoIP, is a unified hosted communications solution for business that includes digital voice services bundled with internet service.

Voice services include local telephone service for business customers.  These revenues include monthly charges for basic service and enhanced calling features such as voice mail, caller ID and 3-way calling.  Voice also includes long distance services and subscriber line charges prescribed by the Federal Communication Commission and imposed on voice customers.

Equipment and managed services includes installation and maintenance of business customer premise equipment as well as managed service for customer telephone and IT networks.

Consumer Channel

Video services are marketed as Hawaiian Telcom TV which includes digital television as well as advanced entertainment services.  High-Speed Internet services are provided to residential customers as well.  Voice services include basic local phone and long distance services, as well as enhanced features.

Wholesale Channel

Wholesale revenue represents wholesale carrier data services provided to both wireline and wireless carriers.

Other

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

Data Center Services

The data center services segment provides physical colocation, virtual colocation and various related telephony services.  We consider data center services as part of our business channel.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of December 31, 2016, 2015 and 2014, and our operating revenues for the years ended December 31, 2016, 2015 and 2014.

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

Volume Information

				2016 vs 2015		2015 vs 2014
	December 31,			Change		Change
	2016	2015	2014	Number	Percentage	Number	Percentage
Business
Data lines	19,596	20,081	19,589	(485)	(2.4)%	492	2.5%
BVoIP lines	19,091	16,749	12,898	2,342	14.0%	3,851	29.9%
Voice access lines	160,829	168,058	175,636	(7,229)	(4.3)%	(7,578)	(4.3)%

Consumer
Video subscribers	41,557	35,876	28,124	5,681	15.8%	7,752	27.6%
Internet lines	91,089	93,002	92,875	(1,913)	(2.1)%	127	0.1%
Voice access lines	135,363	151,996	169,488	(16,633)	(10.9)%	(17,492)	(10.3)%
Homes enabled for video	202,000	190,000	160,000	12,000	6.3%	30,000	18.8%

Operating Revenues (dollars in thousands)

	For the Year Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Business
Data services	$59,363	$49,327	$10,036	20.3%
Voice services	87,136	93,722	(6,586)	(7.0)%
Data center services	12,435	11,094	1,341	12.1%
Equipment and managed services	21,729	20,546	1,183	5.8%
	180,663	174,689	5,974	3.4%
Consumer
Video services	40,558	33,666	6,892	20.5%
Internet services	28,993	32,687	(3,694)	(11.3)%
Voice services	73,388	79,273	(5,885)	(7.4)%
	142,939	145,626	(2,687)	(1.8)%
Wholesale carrier data	53,664	56,430	(2,766)	(4.9)%
Other	15,697	16,668	(971)	(5.8)%
	$392,963	$393,413	$(450)	(0.1)%

Business Channel

The Company continues to transform its business channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the business channel to include business data services and data center services.  Business strategic revenues for the year ended December 31, 2016 represent 40% of the total business channel revenues compared to 35% in the prior year.

Business data services,  including internet and BVoIP, for the year ended December 31, 2016 increased compared to the prior year primarily due to non-recurring fees associated with one large institutional customer.  For the year ended December 31, 2016 and 2015, business data services revenue from this customer amounted to $6.2 million and $1.1 million, respectively, including non-recurring fee revenue.  We anticipate less revenue from this customer in 2017 as the recognition of revenue on certain upfront billed amounts ended with the fixed contract term on June 30, 2016.  In addition, during the year ended December 31, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.  In general, the demand for data services continues to rise as reflected in the growth in BVoIP lines.

Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Business customers are moving local voice services to VoIP technology.  Generally, VoIP technology is less expensive than traditional wireline phone service, requiring us to respond with more competitive bundled unified service such as our BVoIP product.

The decrease in voice service revenues for the business channel for the year ended December 31, 2016 compared to the year ended December 31, 2015 was caused primarily by the decline of voice access lines. Business voice access lines decreased 4.3% as of December 31, 2016 compared to 2015.  The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 14%.

Data center services revenues for the year ended December 31, 2016 increased when compared to the prior year period as a result of year-over-year increased Ethernet, security and hardware sales.  Data center services is deemed a separate business segment.  However, we consider this an integral part of our business channel.

Equipment and managed services sales increased for the year ended December 31, 2016 when compared to the prior year because of large contract installations for certain commercial and institutional customers.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

The Company continues to transform its consumer channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the consumer channel to include video and internet services.  Consumer strategic revenues increased $3.2 million for the year ended December 31, 2016 and now represent 49% of the total consumer channel revenues compared to 46% in the prior year.

Video services revenue increased for the year ended December 31, 2016 compared to the prior year due to an increase in video subscribers of 5,681 as well as in increase in the rates charged subscribers.

Internet revenues for the year ended December 31, 2016 decreased compared to the prior year as a result of the combined effect of competitive pricing and decline in internet subscribers.

The decrease in voice services revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 10.9% during the year which contributed an estimated $8.7 million to the decline in consumer voice services revenue.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

In an effort to slow the rate of internet and voice line loss, we are continuing retention and acquisition programs, and are increasingly focusing efforts on bundling of services. We have instituted various “saves” campaigns designed to focus on specific circumstances where we believe customer churn is controllable. These campaigns include targeted offers to “at risk” customers as well as other promotional tools designed to enhance customer retention. We also emphasize win back and employee referral programs. Additionally, we are intensifying our efforts relative to developing tools and training to enhance our customer service capability to improve customer retention and growth.

Wholesale and Other Channel

Wholesale carrier revenue decreased for the year ended December 31, 2016 compared to the prior year as certain carriers have replaced older legacy circuits with more cost effective higher bandwidth solutions.

Other revenue decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

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

Business Channel

Business data services revenue for the year ended December 31, 2015 increased when compared to the prior year as demand for data services continued to grow as reflected in the growth in data lines and BVoIP lines.

The decrease in voice services revenues for the year ended December 31, 2015 compared to the prior year period was caused primarily by the decline of voice access lines from 2014 to 2015 because of the same factors discussed previously for the decline from 2015 to 2016.  Business voice access lines decreased 4.3% during the period for an estimated $4.3 million impact.

Data center services revenues for the year ended December 31, 2015 increased when compared to the prior year period as a result of year-over-year increased virtual colocation services.

Equipment and managed services sales for the year ended December 31, 2015 compared to the year ended December 31, 2014 increased because of large contract installations for certain institutional customers.

Consumer Channel

Video service revenue increased for the year ended December 31, 2015 compared to the prior year due to an increase in video subscribers of 7,752 as well as in increase in the rates charged subscribers.

Internet services revenue for the year ended December 31, 2015 increased when compared to the prior year as a result of a rate increase and as more customers were subject to premium pricing on higher bandwidth offerings.  Consumer internet lines did not change significantly between December 31, 2015 and December 31, 2014.

The decrease in voice services revenues for the consumer channel for the year ended December 31, 2015 compared to the prior year period was caused primarily by the decline of voice access lines from 2014 to 2015 because of the same factors discussed previously for the decline from 2015 to 2016.  Residential voice access lines decreased 10.3% during the period for an estimated $9.0 million impact.

Wholesale and Other Channel

Wholesale carrier revenue for the year ended December 31, 2015 compared to the prior year period decreased as certain carriers have replaced older legacy circuits with more cost effective alternatives.

Other revenue was impacted by government subsidies from the Universal Service Fund which increased for the year ended December 31, 2015 compared to the prior year by $2.5 million. In conjunction with reforming the Universal

Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. CAF Phase II is the long-term component of the program. In August 2015, we notified the FCC that we are accepting CAF Phase II support which amounts to $4.4 million in annual funding. This support was retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years. Under the terms of the CAF Phase II, we will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates. For the year ended December 31, 2015, we recognized $3.3 million in CAF Phase II subsidies as revenue in the consolidated statement of income.

Other revenues declined for the year ended December 31, 2015 compared to the year ended December 31, 2014, despite the increase in government subsidies, as there has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication and data center services.

Operating Costs and Expenses

The following table summarizes our costs and expenses for 2016 compared to the costs and expenses for 2015 (dollars in thousands):

	For the Year Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$165,835	$162,474	$3,361	2.1%
Selling, general and administrative expenses	118,420	123,798	(5,378)	(4.3)%
Depreciation and amortization	89,916	87,879	2,037	2.3%
	$374,171	$374,151	$20	0.0%

By segment —
Telecommunications	$361,002	$362,158	$(1,156)	(0.3)%
Data center	13,169	11,993	1,176	9.8%
	$374,171	$374,151	$20	0.0%

The Company’s total headcount as of December 31, 2016 was 1,290 compared to 1,315 as of December 31, 2015.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services sold directly associated with various products. Costs of revenue for the year ended December 31, 2016 increased when compared to the prior year because of higher content costs for Hawaiian Telcom TV of $6.8 million as we add subscribers.  These increases were offset by lower electricity charges of $1.9 million on lower rates and usage from various power saving initiatives.  In addition, wages were lower by $1.9 million related to less time needed for rain related repairs and efficiencies in the use of our workforce.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions.  The decrease for the year ended December 31, 2016 compared to the prior year period was due to lower pension costs of $4.7 million.  There was a significantly higher volume of retirements involving

lump sum pension settlements in 2015 resulting in much higher pension settlement losses being recognized in 2015.    The balance of the decrease is due to various cost savings measures initiated during 2016.

Depreciation and amortization for the year ended December 31, 2016 was higher by $2.0 million than the prior year due to asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

The cause of the change in operating costs and expenses for the telecommunications segment for the year ended December 31, 2016 compared to the same period in 2015 are the same as those explaining changes in costs and expenses for all segments discussed above.

The increase in operating costs and expenses for the data center services segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 is due to greater direct costs of services of $1.0 million with increased service volumes.

The following table summarizes our costs and expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 (dollars in thousands).

	For the Year Ended
	December 31,		Change
	2015	2014	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$162,474	$166,280	$(3,806)	(2.3)%
Selling, general and administrative expenses	123,798	115,974	7,824	6.7%
Depreciation and amortization	87,879	78,014	9,865	12.6%
	$374,151	$360,268	$13,883	3.9%

By segment —
Telecommunications	$362,158	$349,319	$12,839	3.7%
Data center	11,993	10,949	1,044	9.5%
	$374,151	$360,268	$13,883	3.9%

The Company’s total headcount as of December 31, 2015 was 1,315 compared to 1,361 as of December 31, 2014.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Costs of revenue for the year ended December 31, 2015 decreased when compared to the prior year due to lower wages and benefits of $4.5 million on lower headcount. In addition, costs declined on lower electricity charges of $5.3 million on lower rates and usage from various power saving initiatives. These decreases were offset by increased content costs for Hawaiian Telcom TV of $5.8 million as we add subscribers.

Selling, general and administrative expenses increased for the year ended December 31, 2015 compared to the prior year period was due to the pension settlement loss of $8.1 million.  The settlement loss occurred due to a large number of retirements in 2015.

Depreciation and amortization for the year ended December 31, 2015 was higher by $9.9 million than the same period in the prior year due to asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

The cause of the change in operating costs and expenses for the telecommunications segment for the year ended December 31, 2015 compared to the same period in 2014 are the same as those above explaining changes in costs and expenses for all segments.

The increase in operating costs and expenses for the data center services segment for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to greater costs for leased circuits of $0.5 million with increased service volumes.  In addition, for 2015, depreciation increased $0.5 million on asset additions to our data center made to support expected business growth.

Other Income and (Expense)

The following table summarizes other income (expense) for the years ended December 31, 2016 and 2015 (dollars in thousands).

	For the Year Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Interest expense	$(17,095)	$(16,786)	$(309)	1.8%
Interest income and other	—	(19)	19	(100.0)%
	$(17,095)	$(16,805)	$(290)	1.7%

Interest expense for the year ended December 31, 2016 compared to the prior year increased due to the term loan amendment entered into in May 2016 which resulted in a higher interest rate and certain financing costs expensed as part of the amendment process.  Interest capitalized amounted to $1.6 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes other income (expense) for the years ended December 31, 2015 and 2014 (dollars in thousands).

	For the Year Ended
	December 31,		Change
	2015	2014	Amount	Percentage
Interest expense	$(16,786)	$(16,496)	$(290)	1.8%
Interest income and other	(19)	34	(53)	(155.9)%
	$(16,805)	$(16,462)	$(343)	2.1%

Interest expense for the year ended December 31, 2015 compared to the same period in the prior year increased due to new installment financing incurred at the end of 2014.  Interest capitalized amounted to $1.1 million for both the years ended December 31, 2015 and 2014.

Income Tax

We had effective tax rates of 34.8% and 55.2% for the years ended December 31, 2016 and 2015, respectively.  We had effective tax rates of 55.2% and 42.2% for the years ended December 31, 2015 and 2014, respectively.  We consider a variety of factors in determining the effective tax rate, including the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.  The rate for the year ended December 31, 2015 was higher than both the prior and subsequent year as certain permanent differences between financial reporting and income tax income,  in particular related to the deduction limitation for compensation, were proportionately larger relative to the pretax income in that year.

As of December 31, 2016, net operating losses available for carry forward through 2036 amounted to $166.5 million for federal purposes and $172.5 million for state purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control will be determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $15.8 million. From an ongoing operating perspective, our cash requirements going into 2017 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital. A combination of cash‑on‑hand, cash generated from operating activities and available financing will be used to fund our cash requirements.

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

Net cash provided by operating activities amounted to $90.1 million for 2016 and $90.6 million for 2015.  Cash provided by operations was comparable between years.    Net cash provided by operating activities was also comparable for the years ended December 31, 2015 and 2014.

Cash used in investing activities for 2016 was comprised of capital expenditures of $97.8 million which was comparable to capital expenditures of $99.0 million in 2015.  In 2016, there was a continued emphasis on building out of our next generation network to support new products such as Hawaiian Telcom TV as well as higher speed internet.  The level of capital expenditures for 2017 is expected to be less than 2016 as we scale back capital on certain elements of our network expansion initiatives focusing on those directly related to sales opportunities.

Cash used in investing activities included capital expenditures of $99.0 million and $96.7 million for the years ended December 31, 2015 and 2014, respectively.  The increase was because of continued emphasis of building out of our next generation network to support new products such as Hawaiian Telcom TV as well as higher speed internet.

Cash used in financing activities for each of the three years ended December 31, 2016 was related primarily to the repayment of our debt and satisfaction of other obligations.  In addition, during the year ended December 31, 2015, we received $6.9 million upon the exercise of warrants for cash.  During the year ended December 31, 2014, we sold most of our radio towers for $2.9 million.  The sale agreement includes a leaseback by us for a minimum of 10 years to allow us to continue to use the towers for radio equipment.  We accounted for the sale as a financing transaction.

Outstanding Debt and Financing Arrangements

As of December 31, 2016, we had outstanding $290.1 million in aggregate long‑term debt and an undrawn $30.0 million revolving line of credit.

Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2016:

interest coverage with minimum allowed ratio of 4.50:1 of earnings before interest, taxes, depreciation and amortization to interest expense; leverage with maximum allowed ratio of 3.00:1 of indebtedness to earnings before interest, taxes, depreciation and amortization; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2016.

In February 2017, we entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility provides a commitment to fund repayment of the existing term loan and replacement of the existing revolving credit facility in May 2017.  Included in the new facility is a term loan for $90.0 million with a maturity in 2022 and another term loan for $230.0 million with a maturity in 2023.  The agreement also provides for a new line of credit for $30.0 million with a maturity in 2022.

With our new debt structure, we do not expect to generate the necessary cash flows from operations to repay the facility in its entirety by the maturity dates of 2022 and 2023.  Repayment is dependent on our ability to refinance the credit facility in the future at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

The following table sets forth our long‑term debt and contractual obligations for the next several years. The term loan facility and debt interest obligation are based on the balance and provisions of the term loan as of December 31, 2016.  Pension funding obligations are based on known fixed funding. Additional obligations are expected in future periods. Obligations are as follows (dollars in thousands):

		2018 and	2020 and	2022 and
	2017	2019	2021	Thereafter	Total
Term loan facility	$3,000	$287,138	$—	$—	$290,138
Debt interest	15,173	22,465	—	—	37,638
Pension funding obligations	4,804	—	—	—	4,804
Operating leases	2,208	3,474	2,816	5,478	13,976
Supplier contracts	16,786	14,848	—	—	31,634
Other installment contracts	2,797	2,495	1,999	7,103	14,394
Total	$44,768	$330,420	$4,815	$12,581	$392,584

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

Goodwill subject to impairment testing at December 31, 2016 amounted to $10.5 million for the data center services reporting unit and $1.6 million for the telecommunications unit. For both reporting units the fair value of the reporting unit was above the carrying value allowing us to conclude there is no impairment in goodwill at this time. Significant assumptions which are reasonably possible of changing in future periods relate to control premiums used for the market capitalization approach and to projection of future cash flows used for determining the reporting unit value for goodwill impairment evaluation and for determining the brand name value for the indefinite-lived intangible asset impairment evaluation. For the brand name intangible assets, future cash flows were estimated using a relief of royalty method using an assumed royalty rate of one percent applied to projected revenues. In addition, the discount rates used are based on the estimated weighted average cost of capital which is subject to change based on various economic factors.

The discount rate is one of the more significant assumptions used to value both goodwill and indefinite-lived intangible assets.  For the intangible asset impairment, a one percent increase in the discount rate would reduce the estimated fair value of the intangible asset by over 10 percent.

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

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, the earnings process is complete and collectability is reasonably assured. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, Internet access, television, data center services and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

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

The discount rate used for determining the year‑end benefit plan obligation was calculated using a weighting of expected benefit payments and rates associated with high‑quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled.    A change in the estimated discount rate would have a direct inverse impact on the recorded employee benefit obligation liability.  Based on past experience, relatively small changes in the discount rate do not have a significant impact on the pension and other postretirement benefit cost but a substantial change in the rate is likely to have a large impact.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, our floating rate obligations consisted of $290.1 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2016 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $2.9 million.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are included in this Annual Report on Form 10‑K on the following pages.

/s/ Scott K. Barber	/s/ Dan T. Bessey
Scott K. Barber	Dan T. Bessey
Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 14, 2017	March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hawaiian Telcom Holdco, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawaiian Telcom Holdco, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hawaiian Telcom Holdco, Inc.

Honolulu, Hawaii

We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 14, 2017

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Operating revenues	$392,963	$393,413	$390,739
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	165,835	162,474	166,280
Selling, general and administrative	118,420	123,798	115,974
Depreciation and amortization	89,916	87,879	78,014
Total operating expenses	374,171	374,151	360,268
Operating income	18,792	19,262	30,471
Other income (expense):
Interest expense	(17,095)	(16,786)	(16,496)
Interest income and other	—	(19)	34
Total other expense	(17,095)	(16,805)	(16,462)
Income before income tax provision	1,697	2,457	14,009
Income tax provision	591	1,357	5,910
Net income	$1,106	$1,100	$8,099
Net income per common share -
Basic	$0.10	$0.10	$0.76
Diluted	$0.10	$0.10	$0.72
Weighted average shares used to compute net income per common share -
Basic	11,503,296	10,977,341	10,591,351
Diluted	11,555,997	11,386,303	11,308,051

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$1,106	$1,100	$8,099
Other comprehensive income (loss):
Unrealized holding gain (loss) on investments arising during period	—	64	(4)
Retirement plan loss	(9,437)	(8,863)	(31,124)
Income tax benefit on comprehensive loss	3,607	3,358	11,897
Other comprehensive loss, net of tax	(5,830)	(5,441)	(19,231)
Comprehensive loss	$(4,724)	$(4,341)	$(11,132)

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$15,821	$30,312
Receivables, net	33,377	32,736
Material and supplies	8,090	8,499
Prepaid expenses	4,093	4,068
Other current assets	7,229	2,102
Total current assets	68,610	77,717
Property, plant and equipment, net	595,997	579,107
Intangible assets, net	32,728	34,828
Goodwill	12,104	12,104
Deferred income taxes, net	92,171	89,896
Other assets	2,311	6,043
Total assets	$803,921	$799,695
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	53,506	44,841
Accrued expenses	15,293	14,491
Advance billings and customer deposits	15,013	17,551
Other current liabilities	6,327	5,932
Total current liabilities	93,139	85,815
Long-term debt	281,699	283,046
Employee benefit obligations	105,930	104,597
Other liabilities	18,239	18,538
Total liabilities	499,007	491,996
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,513,279 and 11,466,398 shares issued and outstanding at December 31, 2016 and 2015, respectively	115	115
Additional paid-in capital	179,958	178,019
Accumulated other comprehensive loss	(35,218)	(29,388)
Retained earnings	160,059	158,953
Total stockholders’ equity	304,914	307,699
Total liabilities and stockholders’ equity	$803,921	$799,695

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$1,106	$1,100	$8,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,916	87,879	78,014
Deferred financing amortization	2,068	1,922	1,855
Employee retirement benefits	(8,103)	(3,634)	(12,078)
Provision for uncollectible receivables	4,031	3,648	3,590
Stock based compensation	2,303	1,584	4,174
Deferred income taxes	1,332	1,958	6,851
Changes in operating assets and liabilities:
Receivables	(4,672)	(3,722)	(1,731)
Material and supplies	409	838	(386)
Prepaid expenses and other current assets	(153)	9	(104)
Accounts payable and accrued expenses	3,935	(9,973)	3,882
Advance billings and customer deposits	(1,038)	8,565	(1,436)
Other current liabilities	(344)	(759)	(296)
Other	(702)	1,181	56
Net cash provided by operating activities	90,088	90,596	90,490
Cash flows from investing activities:
Capital expenditures	(97,841)	(99,034)	(96,706)
Proceeds on sale of investments	—	805	463
Net cash used in investing activities	(97,841)	(98,229)	(96,243)
Cash flows from financing activities:
Proceeds from exercise of warrant	—	6,870	—
Proceeds from installment financing	2,155	2,780	4,336
Repayment of capital lease and installment financing	(3,341)	(4,217)	(3,179)
Repayment of debt	(3,000)	(3,000)	(3,000)
Refinancing and loan amendment costs	(688)	(150)	—
Taxes paid related to net share settlement of equity awards	(364)	(948)	(1,520)
Net cash provided by (used in) financing activities	(5,238)	1,335	(3,363)
Net change in cash, cash equivalents and restricted cash	(12,991)	(6,298)	(9,116)
Cash, cash equivalents and restricted cash, beginning of period	34,137	40,435	49,551
Cash, cash equivalents and restricted cash, end of period	$21,146	$34,137	$40,435

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, January 1, 2014	10,495,856	$105	$167,869	$(4,716)	$149,754	$313,012
Stock based compensation	—	—	4,174	—	—	4,174
Exercise of warrant	73,422	1	(1)	—	—	—
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	104,014	1	(1,521)	—	—	(1,520)
For the Year Ended December 31, 2014:
Net income	—	—	—	—	8,099	8,099
Other comprehensive loss, net of tax	—	—	—	(19,231)	—	(19,231)
Balance, December 31, 2014	10,673,292	107	170,521	(23,947)	157,853	304,534
Stock based compensation	—	—	1,584	—	—	1,584
Exercise of warrant	719,075	7	6,863	—	—	6,870
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,031	1	(949)	—	—	(948)
For the Year Ended December 31, 2015:
Net income	—	—	—	—	1,100	1,100
Other comprehensive loss, net of tax	—	—	—	(5,441)	—	(5,441)
Balance, December 31, 2015	11,466,398	115	178,019	(29,388)	158,953	307,699
Stock based compensation	—	—	2,303	—	—	2,303
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,881	—	(364)	—	—	(364)
For the Year Ended December 31, 2016:	—
Net income	—	—	—	—	1,106	1,106
Other comprehensive loss, net of tax	—	—	—	(5,830)	—	(5,830)
Balance, December 31, 2016	11,513,279	$115	$179,958	$(35,218)	$160,059	$304,914

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

The communication services the Company provides are subject to regulation by the Public Utilities Commission of the State of Hawaii (“HPUC”) with respect to intrastate rates and services and other matters, and the State of Hawaii Department of Commerce and Consumer Affairs with respect to television. Certain agreements with the HPUC limit the amount of dividends and other distributions the Company may pay as well as place restrictions on certain transactions affecting the operations and capital structure of the Company. The Federal Communication Commission (“FCC”) regulates rates that the Company charges long‑distance carriers and other end‑user subscribers for interstate access services and interstate traffic.

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

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues and selling, general and administrative expenses.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $8.4 million, $8.2 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2016 are held in one bank in demand deposit accounts.

Supplemental Non‑Cash Investing and Financing Activities

Accounts payable included $26.1 million, $20.6 million and $21.2 million at December 31, 2016, 2015 and 2014, respectively, for additions to property, plant and equipment.

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

Property and Depreciation

Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life method and straight-line depreciation. The composite method depreciates the remaining net investment in telephone plant over remaining economic asset lives by asset category. This method requires periodic review and revision of depreciation rates. The average economic lives utilized for assets are as follows: building – 18 to 34 years; cable and wire – 11 to 37 years; switching and circuit equipment – 6 to 15 years; and other property – 4 to 17 years.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $6.1 million, $5.9 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	For the Year Ended
	December 31,
	2016	2015	2014
Basic earnings per share - weighted average shares	11,503,296	10,977,341	10,591,351
Effect of dilutive securities:
Employee and director restricted stock units	52,701	83,727	143,787
Warrants	—	325,235	572,913
Diluted earnings per share - weighted average shares	11,555,997	11,386,303	11,308,051

For the years ended December 31, 2016, 2015 and 2014, all antidilutive restricted stock units excluded from the computation of weighted average dilutive shares outstanding were not significant.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard modifying the presentation of restricted cash in the statement of cash flows.  The new standard requires restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the standard effective upon issuance.  The consolidated statement of cash flows for the year ended December 31, 2016 reflects application of the new standard.  Retrospective application is required so the consolidated statement of cash flows for the years ended December 31, 2015 and December 31, 2014 were revised to reflect application of the new standard.  This resulted in the following increases (decreases) to the total amounts previously reported in the consolidated statements of cash flows (dollars in thousands):

	For the Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$—	$400
Advance billings and customer deposits	3,500	—
Other	175	(313)
Net cash provided by operating activities	3,675	87

Cash flows from investing activities:
Funds released from restricted cash account	(400)	—
Proceeds on sale of investments	—	463
Net cash used in investing activities	(400)	463

Net change in cash, cash equivalents and restricted cash	3,275	550
Cash, cash equivalents and restricted cash, beginning of period	550	—
Cash, cash equivalents and restricted cash, end of period	$3,825	$550

The following is a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of such amounts in the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$15,821	$30,312
Restricted cash included in other current assets
Escrow deposits for capacity sales	5,000	—
Restricted cash included in other assets
Escrow deposits for capacity sales	—	3,500
Other	325	325
Total cash, cash equivalents and restricted cash	$21,146	$34,137

The escrow deposits for capacity sales are more fully described in Note 13.  The restriction on the escrow deposit is expected to be removed in 2017 so the restricted cash amount is reflected in other current assets as of December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard which provides guidance for revenue recognition which was most recently amended in May 2016.  The new accounting standard will supersede the current revenue recognition requirements and most industry-specific guidance.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard, along with the amendments which must be adopted at the same time as the new standard, is effective for the Company in the first quarter of 2018 with either full retrospective or modified retrospective adoption permitted. The modified retrospective approach requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the new accounting guidance is effective. Early adoption is allowed from the first quarter of 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s consolidated financial statements and financial statement disclosures. As this process is still ongoing, the final effect of adoption is not yet fully known.  The Company has concluded that it will adopt the new standard in the first quarter of 2018.  In conjunction with its efforts to prepare for adoption, the Company is focusing its analysis on timing of revenue recognition including for sales of certain telecommunications equipment.  In addition, the Company is evaluating the need to modify its presentation of certain revenue related assets and liabilities in its consolidated balance sheet upon adoption of the new standard.

In August 2014, the FASB issued an accounting standard with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016 applied on a prospective basis with early adoption permitted. The Company is not expecting a significant impact from adoption of this accounting standard.

In February 2016, the FASB issued a new standard which revises the accounting for leases.  The new standard is effective for the Company in the first quarter of 2019. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize lease expense on a straight-line basis.  The standard requires use of a modified retrospective transition approach beginning with the earliest period presented in the period of transition.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued a new standard that simplifies the accounting for employee share-based payment transactions. The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows. The new accounting guidance is effective for the Company in the first quarter of 2017 with early adoption permitted. The adoption method required is specified as retrospective, modified retrospective or prospective for each of the various accounting provisions impacted by this new standard. The Company will account for forfeitures on its share-based transactions as they occur beginning January 1, 2017.  The impact of the modified retrospective adoption of this provision is not expected to be significant.  In addition, the Company will begin accounting for excess tax benefits and tax deficiencies on share-based awards as income tax expense or benefit in its consolidated statement of income beginning January 1, 2017.

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

In January 2017, the FASB revised the accounting for goodwill impairments by eliminating the second step from the goodwill impairment test.  Instead, if the carrying amount of a reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  The modified standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.  Early adoption is allowed for annual and any interim impairment tests occurring after January 1, 2017.  The Company is not expecting a significant impact from adoption of this modified accounting standard.

3. Receivables, Net

Receivables consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Customers and other	$37,408	$36,667
Allowance for doubtful accounts	(4,031)	(3,931)
	$33,377	$32,736

The Company grants credit to customers in the normal course of business.  At December 31, 2016 and 2015, the Company did not have customer balances representing more than 10% of total receivables.  During the years ended December 31, 2016, 2015 and 2014, the Company had no customers that represented more than 10% of total revenues.

The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

		Additional
		Charges to	Deductions
	Beginning	Costs and	from	Ending
	Balance	Expenses	Allowance	Balance
January 1 to December 31, 2016	$3,931	$4,031	$(3,931)	$4,031
January 1 to December 31, 2015	3,755	3,648	(3,472)	3,931
January 1 to December 31, 2014	3,942	3,590	(3,777)	3,755

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Land	$67,278	$67,278
Buildings	115,775	114,351
Central office equipment	208,004	194,707
Outside communications plant	412,244	377,042
Other equipment, vehicles and furniture	87,849	74,377
Construction in progress	55,606	32,595
Software	78,547	66,704
Other	10,834	10,873
Property, plant and equipment cost	1,036,137	937,927
Less accumulated depreciation	440,140	358,820
	$595,997	$579,107

Depreciation expense amounted to $87.8 million, $85.4 million and $75.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$16,299	$5,410	$21,709	$14,238	$7,471
Trade name and other	320	302	18	320	263	57
	22,029	16,601	5,428	22,029	14,501	7,528
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$16,601	$32,728	$49,329	$14,501	$34,828

Amortization expense amounted to $2.1 million, $2.5 million and $2.9 million for the years ended December 31 2016, 2015 and 2014, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2017	$1,703
2018	1,307
2019	930
2020	574
2021	270
Thereafter	644
$5,428

In conjunction with the acquisition of SystemMetrics Corporation in 2013, the Company recognized goodwill of $10.5 million which is attributed to the data center services segment. In conjunction with the 2012 acquisition of Wavecom Solutions Corporation, the Company recognized goodwill amounting to $1.6 million which is included in the telecommunications segment.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Salaries and benefits	$11,662	$12,185
Interest	2,583	1,262
Other taxes	1,048	1,044
	$15,293	$14,491

Other current liabilities consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Other postretirement benefits, current	$3,332	$2,929
Installment financing contracts, current	2,157	1,849
Other	838	1,154
	$6,327	$5,932

7. Long‑Term Debt

Long‑Term debt consists of the following (dollars in thousands):

	Interest Rate
	at December 31,	Final	December 31,
	2016	Maturity	2016	2015
Term loan	5.25%	June 6, 2019	$290,138	$293,138
Debt issue costs and original issue discount			(5,439)	(7,092)
			284,699	286,046
Current			3,000	3,000
Noncurrent			$281,699	$283,046

The term loan outstanding at December 31, 2016 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.25% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.25%. The Company has selected the Eurocurrency rate as of December 31, 2016 resulting in an interest rate currently at 5.25%. The interest rate margin is subject to a further increase of 0.25% should there be a downgrade in the Company’s credit rating.

The term loan provides for interest payments no less than quarterly. In addition, quarterly principal payments of $0.8 million are required. The balance of the loan is due at maturity on June 6, 2019. The Company must prepay, generally within three months after year end, up to 75% of excess cash flow, as defined. The percent of excess cash flow required is dependent on the Company’s leverage ratio. Excess cash flow payments due for the years ended December 31, 2016, 2015 and 2014 were not significant. The Company must also make prepayments on loans in the case of certain events such as large asset sales.

In May 2016, the Company amended the term loan allowing for a revised leverage ratio financial covenant. The amendment modifies the maximum allowed leverage ratio, as defined, for the four consecutive fiscal quarters ended from June 30, 2016 to September 30, 2017 to 3.00:1.00, from December 31, 2017 to September 30, 2018 to 2.75:1.00, and from December 31, 2018 and each subsequent quarter to 2.50:1.00. In conjunction with the amendment, the Company paid a fee to the lenders of $0.4 million and such fee was deferred as financing related costs. The Company concluded that the amended lenders’ term loans were not substantially different than the lenders’ term loans prior to amendment. In addition, the Company paid an arrangement fee and legal costs amounting to $0.3 million. Such fees were expensed as incurred in 2016.

The Company has a revolving credit facility which was extended on April 9, 2015 to mature on December 6, 2018. The facility has an available balance of $30.0 million with no amounts drawn at any time through December 31, 2016. A commitment fee is payable quarterly to the lender under the facility. Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one,  two,  three or six month periods plus a margin of 4.0% to 5.5%. The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

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

New Financing in 2017

In February 2017, the Company entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility provides a commitment to fund repayment of the existing term loan and replacement of the existing revolving credit in May 2017.  Included in the new facility is a term loan for $90.0 million with quarterly principal payments of $1.1 million with the balance due at maturity in May 2022.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  In addition, the facility provides for a second term loan for $230.0 million with quarterly principal payments of $1.4 million for the first eight quarters and $2.9 million per quarter thereafter with the balance due at maturity in May 2023.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 3.00% or a Eurocurrency rate plus a margin of 4.00%.  In addition, the agreement provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  The interest rate margins on the facility are subject to a decrease of 0.25% with a defined improvement in the Company’s leverage ratio.

Capitalized Interest

Interest capitalized by the Company amounted to $1.6 million, $1.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Maturities

The maturities of the existing debt at December 31, 2016 are as follows (dollars in thousands):

The annual requirements for principal payments on long-term debt as of December 31, 20165 are as follows (dollars in thousands):
Year ended December 31,
2017	$3,000
2018	3,000
2019	284,138
$290,138

8. Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company sponsors a defined benefit pension plan, with benefits frozen as of March 1, 2012, and postretirement health and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees, with benefits frozen as of April 1, 2007, and certain management employees receive postretirement health and life insurance under grandfathered provisions of a terminated plan. In January 2017, the Company amended the postretirement health benefits plan for certain management employees by implementing a cap on the amount of the premium subsidy at 2017 levels.  This curtailment of benefits will be recognized for financial reporting purposes in 2017.

The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Change in projected benefit obligation:
Obligation at beginning of period	$203,455	$248,505	$60,749	$59,830
Service cost	—	—	1,104	1,088
Interest cost	7,347	8,073	2,637	2,355
Actuarial (gain) loss	3,686	6,699	11,036	(765)
Benefits paid	(11,172)	(59,822)	(1,737)	(1,759)
Obligation at end of period	203,316	203,455	73,789	60,749
Change in plan assets:
Fair value of plan assets at beginning of period	156,678	206,309	—	—
Actual return on plan assets	13,032	852	—	—
Employer contributions	9,305	9,339	1,737	1,759
Benefits paid	(11,172)	(59,822)	(1,737)	(1,759)
Fair value of plan assets at end of period	167,843	156,678	—	—
Funded status:
Plan assets less than projected benefit obligation	$(35,473)	$(46,777)	$(73,789)	$(60,749)
Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(3,332)	$(2,929)
Employee benefit obligation, noncurrent	(35,473)	(46,777)	(70,457)	(57,820)
Net amount recognized	$(35,473)	$(46,777)	$(73,789)	$(60,749)
Actuarial loss recognized in accumulated other comprehensive income (loss)	$(36,919)	$(37,945)	$(20,040)	$(9,577)
Actuarial assumptions:
Measurement date	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Discount rate ranges from a low of	3.81%	4.09%	4.03%	4.32%
Discount rate ranges to a high of	3.85%	4.10%	4.25%	4.56%
Assumed health care cost trend rate, current	NA	NA	7.25%	7.50%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2026	2026

During the year ended December 31, 2016, the Company’s union pension plan paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $7.1 million.  This resulted in the recognition of a loss amounting to $1.3 million for the year ended December 31, 2016.  During the year ended December 31, 2015, the Company’s pension plans paid lump-sum benefits to plan participants in full settlement of obligations due amounting to $55.9 million.  This resulted in the recognition of a loss amounting to $8.1 million for the year ended December 31, 2015.

The estimated amount of the actuarial loss to be amortized from accumulated other comprehensive income (loss) during 2017 is $0.5 million for pension benefits and $1.5 million for other postretirement benefits.

The Company accrues the service costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Pension Benefits

	For the For the Year Ended
	December 31,
	2016	2015	2014
Interest cost	$7,347	$7,994	$8,844
Expected asset return	(10,172)	(12,565)	(12,664)
Amortization of loss	574	186	135
Net periodic benefit income	(2,251)	(4,385)	(3,685)
Settlement loss	1,277	8,088	—
Total benefit (income) expense	$(974)	$3,703	$(3,685)
Actuarial assumptions:
Discount rate ranges from a low of	3.28%	3.54%	4.40%
Discount rate ranges to a high of	4.10%	4.09%	4.62%
Expected return on plan assets	7.00%	7.25%	7.25%

Other Postretirement Benefits

	For the For the Year Ended
	December 31,
	2016	2015	2014
Service cost	$1,104	$1,088	$897
Interest cost	2,637	2,355	2,384
Amortization of loss	573	588	60
Total benefit expense	$4,314	$4,031	$3,341
Actuarial assumptions:
Discount rate range from a low of	4.32%	3.97%	4.75%
Discount rate range to a high of	4.56%	4.15%	5.01%
Assumed health care cost trend rate, current	7.50%	6.75%	7.00%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2026	2022	2022

The measurement date for all plans was December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, the accumulated benefit obligation was the same as the projected benefit obligation.

The Company based its selection of an assumed discount rate for 2017 net periodic benefit cost and December 31, 2016 disclosure on a cash flow matching analysis that utilized bond information provided from a bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2016. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2016 did not change from December 31, 2015.

In selecting the expected rate of return on plan assets of 7.00% for 2017 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans’ asset allocations and the past performance of the plans’ assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

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

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, based on trading values or fund net asset value, by asset category and basis of valuation, are as follows (dollars in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2016
Common stocks - domestic large cap	$10,201	$—	$—	$10,201
Equity funds - large cap index	—	93,576	—	93,576
Fixed income funds - diversified bond	—	63,613	—	63,613
Short term investment funds	—	453	—	453
	$10,201	$157,642	$—	$167,843
2015
Common stocks - domestic large cap	$8,954	$—	$—	$8,954
Equity funds - large cap index	—	85,874	—	85,874
Fixed income funds - diversified bond	—	61,300	—	61,300
Short term investment funds	—	550	—	550
	$8,954	$147,724	$—	$156,678

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

The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015.

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

All contributions made were as required by law. The Company expects to contribute $4.8 million to its defined benefit pension plans in 2017. The Company expects to contribute $3.3 million to its other postretirement benefit plans in 2017.

The Company projects that its plans will make the following benefit payments for the years ended December 31 (dollars in thousands):

		Other
	Pension Plans	Postretirement
	Benefits Paid	Benefits Paid
2017	$36,396	$3,332
2018	16,592	3,637
2019	13,013	3,749
2020	13,261	3,872
2021	12,470	3,938
2022 through 2026	59,733	19,560
	$151,465	$38,088

Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one‑percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest costs components	$335	$(264)
Effect on postretirement benefit obligation	7,012	(5,524)

401(k) Plan

The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees and 6% of compensation for non-union employees. Company contributions were $5.1 million, $5.0 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9. Income Taxes

The components of the income tax provision are as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State and local	(741)	(601)	(941)
	(741)	(601)	(941)
Deferred
Federal	1,160	1,726	6,081
State and local	172	232	770
	1,332	1,958	6,851
Total income tax provision	$591	$1,357	$5,910

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income before income tax provision for the following reasons (dollars in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Income tax at federal rate	$577	$835	$4,763
Increase (decrease) resulting from:
State income taxes, net of federal income tax	101	104	592
Permanent difference for compensation limitation	—	637	595
Expense not deductible for tax	292	98	415
Tax credit included in taxable income	283	252	327
Other permanent differences	20	110	47
Capital goods excise tax credit	(741)	(601)	(942)
Other, net	74	54	51
Change in valuation allowance	(15)	(132)	62
Total income tax provision	$591	$1,357	$5,910

Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Deferred tax liabilities:
Property and equipment	$46,965	$46,636
Other basis differences	533	542
	47,498	47,178
Deferred tax assets:
Net operating loss and credit carryforwards	66,580	55,043
Intangible assets	30,913	41,678
Expenses deferred for tax	5,347	5,638
Employee benefits	33,434	31,423
Other basis differences	3,730	3,642
	140,004	137,424
Valuation allowance	(335)	(350)
	139,669	137,074
Deferred tax asset, net	$92,171	$89,896

As of December 31, 2016, net operating losses available for carry forward through 2036 amounted to $166.5 million for federal purposes and $172.5 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership. In addition to the net operating losses disclosed previously, there was $1.4 million and $1.4 million of excess tax deductions available at December 31, 2016 and 2015, respectively, related to employee stock expense for which a benefit will be recorded to additional paid-in capital when realized.

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

		Charge (Credit)
		to Income Tax
	Beginning	Expense or	Ending
	Balance	Equity	Balance
January 1 to December 31, 2016	$350	$(15)	$335
January 1 to December 31, 2015	482	(132)	350
January 1 to December 31, 2014	420	62	482

The Company evaluates its tax positions for liability recognition. As of December 31, 2016, 2015 and 2014, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 or 2014. All tax years from 2013 remain open for both federal and Hawaii state purposes.

10. Stockholder’s Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares could be exercised from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the years ended December 31, 2015 and 2014, warrants were exercised on a cashless basis resulting in the issuance of 228,316 and 73,422 shares of common stock, respectively. In addition, during the year ended December 31, 2015, another 490,759 warrants were exercised for cash consideration of $6.9 million.

Equity Incentive Plan

The Compensation Committee of the Company’s Board of Directors may grant awards under the Company’s equity incentive plan in the form of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock‑based awards. The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 638,000 shares remaining to be issued at December 31, 2016. All grants under the equity incentive plan will be issued at the fair value of the Company’s common stock on date of grant.

As of December 31, 2016, all awards were restricted stock units.

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

Activity with respect to outstanding restricted stock units for the years ended December 31, 2016, 2015 and 2014 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
Nonvested at January 1, 2014	260,734	$18
Granted	155,146	31
Vested	(157,794)	21
Forfeited	(12,334)	25
Nonvested at December 31, 2014	245,752	27
Granted	140,909	26
Vested	(110,623)	28
Forfeited	(101,520)	26
Nonvested at December 31, 2015	174,518	26
Granted	127,360	25
Vested	(62,651)	25
Forfeited	(12,537)	25
Nonvested at December 31, 2016	226,690	$25

As of December 31, 2016, there was $3.7 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of two years.

The Company recognized compensation expense of $2.3 million, $1.6 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the Company had granted restricted stock units with market conditions.  The Company valued those units for expense recognition purposes using a Monte Carlo simulation model with an expected volatility for the Company’s shares of 24.1%, a risk free return of 0.85% and no expected dividends.

The fair value as of the vesting date for the restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $2.6 million and $3.9 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 15,772,  36,592 and 53,775 for the years ended December 31, 2016, 2015 and 2014, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting. Total payments for the employees’ tax obligations to the tax authorities was $0.4 million, $0.9 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements. In 2014, the terms of certain restricted stock units were modified which resulted in the restricted stock units vesting as of the date of the modification.  The Company recognized the incremental value of $0.6 million as additional expense in 2014.

Performance Based Stock Compensation

The Company has a performance based compensation plan. The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics. The Company recognizes the expense during the performance period based on the expected compensation amount. The compensation for the performance period ended December 31, 2015 was settled in cash in March 2016. Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees will be settled in Company shares based on the share price at the date of settlement. Upon settlement, employees will net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The performance based compensation to be settled in stock amounted to $0.6 million for the year ended December 31, 2016.

11. Leases

The Company leases certain facilities and equipment for use in the Company’s operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $4.6 million, $4.5 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2017	$2,208
2018	1,749
2019	1,725
2020	1,697
2021	1,119
Thereafter	5,478
$13,976

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized	Defined Benefit
	Gain (Loss) on	Postretirement
	Investments	Plans	Total
January 1, 2014	$(60)	$(4,656)	$(4,716)
Other comprehensive loss for 2014, net of tax	(4)	(19,227)	(19,231)
December 31, 2014	(64)	(23,883)	(23,947)
Other comprehensive income (loss) for 2015, net of tax	64	(5,505)	(5,441)
December 31, 2015	—	(29,388)	(29,388)
Other comprehensive loss for 2016, net of tax	—	(5,830)	(5,830)
December 31, 2016	$—	$(35,218)	$(35,218)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2016	2015	2014
Retirement plans
Amortization of loss and settlement loss	$2,424	$8,862	$195
Income tax provision on comprehensive income	921	3,368	74
Total	$1,503	$5,494	$121

The amortization of loss and settlement loss were recognized primarily in selling, general and administrative expense for all three periods presented.

13. Commitments and Contingencies

Long‑Term Fixed Supplier Commitments

The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology related construction and services. Annual fixed fee commitments for agreements in effect at December 31, 2016, amounted to the following (dollars in thousands):

Years ended, December 31:
2017	$16,786
2018	11,536
2019	3,312
$31,634

Under the long-term agreements, the Company incurred costs amounting to $23.0 million, $12.8 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system. The total system cost is $235 million and is primarily composed of a supply contract with the lead contractor. The Company will invest $25 million over the multi-year construction period for a fractional ownership in the system. The fixed fee component of the investment is included in the above fixed fee commitments. The Company will recognize its fractional share of the cost. In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the second half of 2017.  As of December 31, 2016, the Company had incurred costs of $16.6 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of December 31, 2016, the Company had received up-front payments of $7.2 million.  As provided for in one of the agreements, funds of $5.0 million were held in escrow.  The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other current assets in the consolidated balance sheet at December 31, 2016.  A liability to provide services in the future for all up-front payments is included in advance billings and customer deposits and other liabilities.  The Company will recognize revenue for the circuit, beginning upon activation of the services, on a straight-line basis over the contract term.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it is accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years.  Under the terms of CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  For the years ended December 31, 2016 and 2015, the Company recognized $4.4 and $3.3 million, respectively, in CAF Phase II funding as revenue in the consolidated income statement.

Other Installment Contracts

The Company has various other fixed installment contacts generally in conjunction with acquisition of assets.  These agreements generally have a component representing interest at fixed rates in addition to principal.  As of December 31, 2016, the commitments were as follows (dollars in thousands):

Years ended, December 31:
2017	$2,797
2018	1,264
2019	1,231
2020	1,018
2021	981
Thereafter	7,103
14,394
Less amount representing interest	(3,545)
Present value	10,849
Current reflected in other current liabilities	2,157
Noncurrent reflected in other liabilities	$8,692

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires on December 31, 2017. The agreement covers approximately half of the Company’s workforce.

Joint-Owned Utility Poles

Each of the electric utilities for the four counties in the State of Hawaii have separate agreements with the Company for the joint ownership and maintenance of utility poles along with other third parties, such as the State of Hawaii. The agreements set forth various circumstances requiring pole removal, installation and replacement and the sharing of costs among the joint pole owners. The agreements allow for the cost of work done by one joint pole owner to be shared by the other joint pole owners based on the apportionment of costs in the agreements. Generally, the electric utilities have maintained, replaced and installed the majority of the jointly-owned poles and have billed the other joint pole owners for their respective share of the costs. The Company has a disagreement with the common owner of the utilities in three of the counties regarding the amount the utilities are requesting for their share of the capitalized costs.

For one of the three utilities referenced above, a dispute resolution process is proceeding as specified by the joint pole agreement.   For another of the utilities, a complaint for payment was filed by the utility with the State court in 2016.  Management of the Company believes the amount recognized in the Company’s consolidated financial statements for amounts due the utilities are reflective of what is owed and a reasonable estimate of the final settlement to be reached with the utilities.

Litigation

The Company is involved in litigation arising in the normal course of business. The outcome of litigation is not expected to have a material adverse impact on the Company’s consolidated financial statements.

14. Fair Value of Financial Instruments

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

Debt – The fair value of debt is based on the value at which debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
December 31, 2016
Liabilities - long-term debt (carried at cost)	284,699	293,765
December 31, 2015
Liabilities - long-term debt (carried at cost)	286,046	291,306

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

	December 31,
	2016	2015
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	293,765	291,306
Significant unobservable inputs (Level 3)	—	—
	$293,765	$291,306

15. Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended
	December 31,
	2016	2015	2014
Cash paid during the year:
Income taxes paid	$—	$—	$—
Interest paid, net of amounts capitalized	13,706	16,178	14,667
Non-cash investing activities - capital assets acquired under installment contracts	1,309	90	6,005

16. Segment Information

The Company operates in the two reportable segments of telecommunications and data center services. This conclusion is based on how resources are allocated and performance is assessed by the Chief Executive Officer, the Company’s chief operating decision maker. The telecommunications segment provides local voice services, video, high‑speed internet and long distance voice services. In addition, the segment provides network access which includes data transport. Various related telephony services are provided including equipment and managed services. The data center colocation segment provides physical colocation, virtual colocation and various related telephony services. The following table provides operating financial information for the Company’s reportable segments for the years ended December 31, 2016,  2015 and 2014 and as of December 31, 2016 and 2015 (dollars in thousands):

	Tele-		Intersegment
	communications	Data Center	Elimination	Total
2016
Operating revenues	$382,676	$12,435	$(2,148)	$392,963
Depreciation and amortization	87,787	2,129	—	89,916
Operating income (loss)	19,526	(734)	—	18,792
Capital expenditures	102,427	946	—	103,373
Assets	780,930	22,991	—	803,921
2015
Operating revenues	$383,767	$11,094	$(1,448)	$393,413
Depreciation and amortization	85,643	2,236	—	87,879
Operating income (loss)	20,161	(899)	—	19,262
Capital expenditures	97,838	604	—	98,442
Assets	777,139	22,556	—	799,695
2014
Operating revenues	$381,013	$10,737	$(1,011)	$390,739
Depreciation and amortization	76,325	1,689	—	78,014
Operating income (loss)	30,683	(212)	—	30,471
Capital expenditures	103,588	118	—	103,706
Assets	772,168	24,556	—	796,724

Intersegment revenue represents network access services provided by the telecommunications segment for data center colocation. For the years ended December 31, 2016,  2015 and 2014, total operating income above reconciles to the consolidated statement of income as follows:

	For the Year Ended December 31,
	2016	2015	2014
Operating income	$18,792	$19,262	$30,471
Corporate other expense	17,095	16,805	16,462
Income before income tax provision	$1,697	$2,457	$14,009

The following table provides information on the Company’s revenue, net of intersegment eliminations, by product group (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Local voice and other retail services	$326,864	$325,889	$322,231
Wholesale carrier data services	53,664	56,430	57,771
Data center	12,435	11,094	10,737
	$392,963	$393,413	$390,739

In 2014, the data center services segment sold equipment for $0.4 million to a technology company that is a wholly-owned investment of an officer of the data center services segment.

17. Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

				Earnings	Earnings
			Net	(Loss)	(Loss)
	Operating	Operating	Income	per share -	per share -
	Revenues	Income	(Loss)	basic	diluted
Year Ended December 31, 2016:
First Quarter	$98,794	$4,500	$154	$0.01	$0.01
Second Quarter	99,541	6,889	1,445	0.13	0.13
Third Quarter	97,848	3,703	(279)	(0.02)	(0.02)
Fourth Quarter	96,780	3,700	(214)	(0.02)	(0.02)
Total	$392,963	$18,792	$1,106	$0.10	$0.10
Year Ended December 31, 2015:
First Quarter	$97,114	$5,919	$975	$0.09	$0.09
Second Quarter	96,187	5,260	455	0.04	0.04
Third Quarter	100,905	4,195	105	0.01	0.01
Fourth Quarter	99,207	3,888	(435)	(0.04)	(0.04)
Total	$393,413	$19,262	$1,100	$0.10	$0.10

The quarterly results of operations for the year ended December 31, 2016 include pension settlement losses (see Note 8) for the third and fourth quarters amounting to $0.5 million and $0.8 million, respectively.  The quarterly results of operations for the year ended December 31, 2015 include pension settlement losses for the first, second, third and fourth quarters amounting to $0.9 million, $1.4 million, $4.1 million and $1.7 million, respectively.  In addition, in the third quarter of 2015, the Company recognized $2.2 million in CAF Phase II funding as revenue (see Note 13).

18. Restricted Net Assets and Parent Company Condensed Financial Information

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

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Income and Comprehensive Income (Loss)

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2016	2015	2014
Equity in earnings of Hawaiian Telcom Communications, Inc.	$1,106	$1,100	$8,099
Income tax expense	—	—	—
Net income	1,106	1,100	8,099
Other comprehensive loss, net of tax	(5,830)	(5,441)	(19,231)
Comprehensive loss	$(4,724)	$(4,341)	$(11,132)

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Balance Sheets

(Dollars in Thousands)

	December 31,
	2016	2015
Assets
Investment in Hawaiian Telcom Communications, Inc.	$304,914	$307,699
Total assets	$304,914	$307,699
Stockholders’ Equity
Common stock, par value $0.01 per share, 245,000,000 shares authorized and 11,513,279 and 11,466,398 shares issued and outstanding	$115	$115
Additional paid-in capital	179,958	178,019
Accumulated other comprehensive loss	(35,218)	(29,388)
Retained earnings	160,059	158,953
Total stockholders’ equity	$304,914	$307,699

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2016	2015	2014
Net income	$1,106	$1,100	$8,099
Undistributed earnings of Hawaiian Telcom Communications, Inc.	(1,106)	(1,100)	(8,099)
Net cash provided by operating activities, net change in cash and ending balance of cash	$—	$—	$—

Item 9.  Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, Chief Executive Officer, and Dan T. Bessey, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of December 31, 2016. Based on their evaluations, as of December 31, 2016, they have concluded that the disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

A. Directors

For information about the Directors and corporate governance of the Company, see the section captioned “Election of Directors” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”), which section is incorporated herein by reference.

B. Executive Officers and Key Employees

The following table provides information regarding our executive officers and other key employees as of March 1, 2017:

Name	Age	Position(s)
Officers
Scott K. Barber	56	President, Chief Executive Officer and Director
Dan T. Bessey	51	Senior Vice President and Chief Financial Officer
John T. Komeiji	63	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin T. Paul	61	Senior Vice President—Technology
Amy S. Aapala	44	Vice President—Information Technology Systems and Order Management
Jason K. Fujita	41	Vice President—Consumer Sales and Product Marketing
Paul G. Krueger	52	Vice President—Business Sales and Product Marketing
Benjamin L. Morgan	43	Vice President—Customer Care
Sunshine P. W. Topping	46	Vice President—Human Resources
Gregory Chamberlain	58	Vice President—Network Operations

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

Sunshine P. W. Topping joined Hawaiian Telcom as Vice President—Human Resources in June 2015. She oversees the Company’s HR, benefits, employment and HR information systems (HRIS), labor relations, and organizational development and training functions.  She previously served as Chief Human Resources Strategy Officer for ‘ike (from 2014-2015), was Senior Director of Recruitment for Hawaiian Airlines between 2011-2014. She also served on the honorable Governor Neil Abercrombie’s cabinet as Director of the Human Resources Department for the state of Hawaii.  She has 20 years of Human Resources experience, starting in 1996 as a Labor Relations specialist for The Boeing Company.

Greg Chamberlain became our Vice President—Network Operations in March 2016.  Mr. Chamberlain oversees technical installation, repair and construction projects, central office and dispatch operations and network support services. Prior to joining Hawaiian Telcom in 2013, Mr. Chamberlain served as Executive Director of Network Engineering at SureWest Broadband, now known as Consolidated Communications, where he oversaw the deployment and management of key services such as Voice-over-Internet-Protocol (VoIP), Internet Service Providers, servers and data centers. Prior to this, he served as Director of Network Operations for WINfirst (Western Integrated Networks), a Denver-based communications company. Mr. Chamberlain has 35 years of experience in the telecommunications industry.

Item 11.  Executive Compensation

For information about executive compensation, see the section captioned “Compensation of the Named Executive Officers and Directors” in the Company’s 2017 Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the section captioned “Security Ownership of Certain Stockholders, Directors and Executive Officers” in the Company’s 2017 Proxy Statement, which section is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2017 Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

See the section captioned “Ratification of the Selection of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for 2017” in the Company’s 2017 Proxy Statement, which section is incorporated herein by reference.

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

10.17*

Form of Restricted Stock Unit Agreement for Executives Pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan beginning with the 2017 Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

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

10.21*

Amended and Restated Hawaiian Telcom Performance Compensation Plan, dated effective as of March 3, 2016 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 5, 2016).

10.22*

Hawaiian Telcom Holdco, Inc. Executive Severance Plan, amended and restated effective November 1, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

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

10.28

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

10.29

Amendment No. 2 dated May 3, 2016 to the Credit Agreement, dated as of February 29, 2012, among Hawaiian Telcom Communications, Inc., as borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q, File No. 1-34686, filed with the SEC on May 5, 2016).

10.30*

Form of Change of Control Agreement between Hawaiian Telcom Holdco, Inc. and Each of the Named Executive Officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

Exhibit No.	Description of Exhibit

10.31

Credit Agreement dated as of February 24, 2017 among Hawaiian Telcom Communications, Inc., as the Borrower, the Guarantors party thereto, CoBank ACB, in its capacity as Administrative Agent for the Secured Parties, a Joint Lead Arranger, Bookrunner, an Issuing Lender and Swing Line Lender, Fifth Third Bank, as a Joint Lead Arranger and Co-Syndication Agent, and MUFG Union Bank, as a Joint Lead Arranger and Co-Syndication Agent, and the Lenders who are a party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686, filed with the SEC on February 27, 2017).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP dated March 14, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

99.1	Earnings Release dated March 14, 2017.
101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*Identifies each management contract or compensatory plan or arrangement.

Item 16. Summary of Form 10-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawaiian Telcom Holdco, Inc.

Date: March 14, 2017	By:	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

Date: March 14, 2017	By:	/s/ Dan T. Bessey
Dan T. Bessey
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott K. Barber	Chief Executive Officer	March 14, 2017
Scott K. Barber	(Principal Executive Officer) and Director

/s/ Dan T. Bessey	Chief Financial Officer (Principal Financial Officer and	March 14, 2017
Dan T. Bessey	Principal Accounting Officer)

/s/ Kurt M. Cellar	Director	March 14, 2017
Kurt M. Cellar

/s/ Meredith J. Ching	Director	March 14, 2017
Meredith J. Ching

/s/ Walter A. Dods, Jr.	Director	March 14, 2017
Walter A. Dods, Jr.

/s/ N. John Fontana III	Director	March 14, 2017
N. John Fontana III

/s/ Richard A. Jalkut	Director	March 14, 2017
Richard A. Jalkut

/s/ Steven C. Oldham	Director	March 14, 2017
Steven C. Oldham

/s/ Robert B. Webster	Director	March 14, 2017
Robert B. Webster

/s/ Eric K. Yeaman	Director	March 14, 2017
Eric K. Yeaman