Form 10-Q
period 2017-03-31
Hawaiian Telcom Holdco, Inc.
filed 2017-05-09
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-Accelerated Filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of May 9, 2017, 11,587,963 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues	$94,510	$98,794
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	41,191	42,479
Selling, general and administrative	31,395	29,865
Depreciation and amortization	21,269	21,950
Total operating expenses	93,855	94,294
Operating income	655	4,500
Other income (expense):
Interest expense	(3,993)	(4,240)
Total other expense	(3,993)	(4,240)
Income (loss) before income tax provision (benefit)	(3,338)	260
Income tax provision (benefit)	(1,386)	106
Net income (loss)	$(1,952)	$154
Net income (loss) per common share -
Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01
Weighted average shares used to compute net income (loss) per common share -
Basic	11,529,046	11,475,834
Diluted	11,529,046	11,500,308

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,952)	$154
Other comprehensive income:
Retirement plan gain	21,142	247
Income tax provision on other comprehensive income	(8,080)	(94)
Other comprehensive income, net of tax	13,062	153
Comprehensive income	$11,110	$307

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$10,479	$15,821
Receivables, net	31,377	33,377
Material and supplies	7,471	8,090
Prepaid expenses	3,901	4,093
Other current assets	7,638	7,229
Total current assets	60,866	68,610
Property, plant and equipment, net	598,798	595,997
Intangible assets, net	32,303	32,728
Goodwill	12,104	12,104
Deferred income taxes, net	85,891	92,171
Other assets	4,354	2,311
Total assets	$794,316	$803,921
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3,000	$3,000
Accounts payable	47,713	53,506
Accrued expenses	13,310	15,293
Advance billings and customer deposits	15,967	15,013
Other current liabilities	5,948	6,327
Total current liabilities	85,938	93,139
Long-term debt	287,466	281,699
Employee benefit obligations	86,198	105,930
Other liabilities	17,668	18,239
Total liabilities	477,270	499,007
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,587,963 and 11,513,279 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	116	115
Additional paid-in capital	180,429	179,958
Accumulated other comprehensive loss	(22,156)	(35,218)
Retained earnings	158,657	160,059
Total stockholders’ equity	317,046	304,914
Total liabilities and stockholders’ equity	$794,316	$803,921

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,952)	$154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,269	21,950
Deferred financing amortization	529	492
Employee retirement benefits	1,410	(1,846)
Provision for uncollectible receivables	950	1,039
Stock based compensation	567	579
Deferred income taxes	(1,251)	240
Changes in operating assets and liabilities:
Receivables	1,050	207
Material and supplies	619	(1,417)
Prepaid expenses and other current assets	(217)	(1,249)
Accounts payable and accrued expenses	(3,162)	965
Advance billings and customer deposits	954	592
Other current liabilities	340	(278)
Other	(839)	(512)
Net cash provided by operating activities	20,267	20,916
Cash flows from investing activities:
Capital expenditures	(27,242)	(28,139)
Net cash used in investing activities	(27,242)	(28,139)
Cash flows from financing activities:
Proceeds from borrowing	6,000	—
Repayment of capital lease and installment financing	(1,051)	(1,135)
Repayment of debt	(750)	(750)
Refinancing costs	(2,071)	—
Taxes paid related to net share settlement of equity awards	(495)	(352)
Net cash provided by (used in) financing activities	1,633	(2,237)
Net change in cash, cash equivalents and restricted cash	(5,342)	(9,460)
Cash, cash equivalents and restricted cash, beginning of period	21,146	34,137
Cash, cash equivalents and restricted cash, end of period	$15,804	$24,677

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2017	11,513,279	$115	$179,958	$(35,218)	$160,059	$304,914

Cumulative effect of adoption of new accounting standard for stock compensation	—	—	—	—	550	550

Stock based compensation	—	—	567	—	—	567

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,684	1	(96)	—	—	(95)

Net loss	—	—	—	—	(1,952)	(1,952)

Other comprehensive income, net of tax	—	—	—	13,062	—	13,062

Balance, March 31, 2017	11,587,963	$116	$180,429	$(22,156)	$158,657	$317,046

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	579	—	—	579

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	45,193	—	(352)	—	—	(352)

Net income	—	—	—	—	154	154

Other comprehensive income, net of tax	—	—	—	153	—	153

Balance, March 31, 2016	11,511,591	$115	$178,246	$(29,235)	$159,107	$308,233

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments have been made to present fairly the results of operations, comprehensive income, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2017 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $21.9 million and $17.0 million at March 31, 2017 and 2016, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.2 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended
	March 31,
	2017	2016
Basic earnings per share - weighted average shares	11,529,046	11,475,834
Effect of dilutive securities:
Employee and director restricted stock units	—	24,474
Diluted earnings per share - weighted average shares	11,529,046	11,500,308

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 278,701 shares and 135,906 shares of common stock for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of diluted net loss per share.  For the three months ended March 31, 2016, the unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued a new standard that simplifies the accounting for employee share-based payment transactions.  The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows.  The new accounting guidance was effective for the Company in the first quarter of 2017.  The adoption method required is specified as retrospective, modified retrospective or prospective for each of the various accounting provisions impacted by this new standard.  The Company is accounting for forfeitures on its share-based transactions as they occur beginning January 1, 2017.  The impact of the modified retrospective adoption of this provision was not significant.  In addition, the Company began accounting for excess tax benefits and tax deductions on share-based award settlements prospectively as income tax expense or benefit in its condensed consolidated statements of income beginning January 1, 2017.  Excess tax benefits that were not recognized prior to January 1, 2017 because the related tax deduction had not reduced taxes currently payable have been recognized on a modified retrospective basis through a cumulative effect adjustment which increased retained earnings as of January 1, 2017 by $0.6 million.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued a new standard that amends the income statement presentation of the components of net periodic benefit cost for defined benefit and other postretirement plans.  The new standard requires that the current service cost component be disaggregated from the other components of net benefit cost.  The other components must be presented elsewhere in the income statement outside of income from operations.  In addition, only the service-cost component of net benefit cost is eligible for capitalization related to self-constructed assets.  The new standard is effective for the Company beginning January 1, 2018 with early adoption permitted.  The presentation requirements must be adopted on a retrospective basis and the change in capitalization methodology applied on a prospective basis.  The Company currently presents the entire net benefit cost in income from operations but has disclosed the components of net benefit costs in Note 7 to the condensed consolidated financial statements.  The Company is currently assessing the impact of adoption of the standard on its condensed consolidated financial statements.

3. Receivables

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Customers and other	$35,141	$37,408
Allowance for doubtful accounts	(3,764)	(4,031)
	$31,377	$33,377

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Property, plant and equipment cost	$1,058,673	$1,036,137
Less accumulated depreciation	459,875	440,140
	$598,798	$595,997

Depreciation expense amounted to $20.8 million and $21.4 million for the three months ended March 31, 2017 and 2016, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$16,720	$4,989	$21,709	$16,299	$5,410
Trade name and other	320	306	14	320	302	18
	22,029	17,026	5,003	22,029	16,601	5,428
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$17,026	$32,303	$49,329	$16,601	$32,728

As of March 31, 2017, the Company has goodwill of $12.1 million.  Previously, $10.5 million of goodwill was recognized as part of the data center services segment and $1.6 million in the telecommunications segment.  As further discussed in Note 14, because of recent operational, organizational and reporting changes, the Company has concluded it now has only one segment and one reporting unit.  As such, the Company now classifies all goodwill in the one segment.

Amortization expense amounted to $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$1,278
2018	1,307
2019	930
2020	574
2021	270
Thereafter	644
$5,003

dfjld

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Salaries and benefits	$9,765	$11,662
Interest	2,510	2,583
Other taxes	1,035	1,048
	$13,310	$15,293

Other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Other postretirement benefits, current	$3,465	$3,332
Installment financing contracts, current	1,720	2,157
Other	763	838
	$5,948	$6,327

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Average Interest
	Rate at March 31,	Final	March 31,	December 31,
	2017	Maturity	2017	2016
Term loan	5.25%	June 6, 2019	$289,388	$290,138
Revolving loan	5.77	December 6, 2018	6,000	—
Debt issue costs and issue discount			(4,922)	(5,439)
			290,466	284,699
Current			3,000	3,000
Noncurrent			$287,466	$281,699

The term loan outstanding at March 31, 2017 provides for interest at the Alternate Base Rate, a rate which is indexed to the prime rate with certain adjustments as defined, plus a margin of 3.25% or a Eurocurrency rate on deposits of one, two, three or six months but no less than 1.00% per annum plus a margin of 4.25%. The Company has selected the Eurocurrency rate as of March 31, 2017 resulting in an interest rate currently at 5.25%.  The interest rate margin is subject to a further increase of 0.25% should there be a downgrade in the Company’s credit rating.

The term loan provides for interest payments no less than quarterly.  In addition, quarterly principal payments of $0.8 million are required.  The balance of the loan is due at maturity on June 6, 2019.  The Company must prepay, generally within three months after year end, up to 75% of excess cash flow, as defined.  The percent of excess cash flow required is dependent on the Company’s leverage ratio.  There was no excess cash flow payment due for the year ended December 31, 2016.  The Company must also make prepayments on loans in the case of certain events such as large asset sales.

The Company also has a revolving credit facility which matures on December 6, 2018.  The facility has an available balance of $24.0 million as of March 31, 2017.  Drawings as of and for the three months ended March 31, 2017 amounted to $6.0 million due primarily to fund the construction of the SEA-US submarine cable system.  There were no amounts drawn as of or for the three months ended March 31, 2016.  A commitment fee is payable quarterly to the lender under the facility.  Interest on amounts outstanding is based on, at the Company’s option, the bank prime rate plus a margin of 3.0% to 6.0% or the Eurocurrency rate for one,  two, three or six month periods plus a margin of 4.0% to 5.5%.  The margin is dependent on the Company’s leverage, as defined in the agreement, at the time of the borrowing.

New Financing in 2017

In February 2017, the Company entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility fully funded the repayment of the existing term loan and replacement of the existing revolving credit on May 4, 2017.  Included in the new facility is a term loan for $90.0 million with quarterly principal payments of $1.1 million with the balance due at maturity in May 2022.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  In addition, the facility provides for a second term loan for $230.0 million with quarterly principal payments of $1.4 million for the first eight quarters and $2.9 million per quarter thereafter with the balance due at maturity in May 2023.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 3.0% or a Eurocurrency rate plus a margin of 4.0%.  In addition, the agreement provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  The interest rate margins on the facility are subject to a decrease of 0.25% with a defined improvement in the Company’s leverage ratio.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2017 are as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$2,250
2018	9,000
2019	284,138
$295,388

Capitalized Interest

Interest capitalized by the Company amounted to $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

The following provides the components of benefit costs (income) for the three months ended March, 2017 and 2016 (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$1,781	$1,996
Expected asset return	(2,656)	(2,678)
Amortization of loss	124	129
Net periodic benefit income	(751)	(553)
Settlement loss	1,956	—
Total benefit (income) expense	$1,205	$(553)

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2017	2016
Service cost	$254	$259
Interest cost	596	655
Amortization of (gain) loss	(38)	119
Total benefit expense	$812	$1,033

During the three months ended March 31, 2017, the Company’s pension plans for union employees and management employees paid lump-sum benefits to certain plan participants in full settlement of obligations due amounting to $10.6 million.  This resulted in the recognition of a loss on settlement for both pension plans amounting to $2.0 million for the three months ended March 31, 2017.  Because of the settlements, the Company measured its pension plan obligations and plan assets as of March 31, 2017.  The Company used discount rates ranging from 3.81% to 3.82% as of March 31, 2017 to measure the pension plan obligations.  The new measurements resulted in a retirement plan gain which was recognized in other comprehensive income of $1.6 million for the three months ended March 31, 2017.  For the three months ended March 31, 2016, lump sum benefits paid did not exceed the threshold requiring settlement accounting.

In January 2017, the Company amended the postretirement health benefits plan for management employees by implementing a cap on the amount of the premium subsidy at 2017 levels.  This resulted in recognition of a negative plan amendment as of January 31, 2017.  Because of the plan amendment, the Company measured its management postretirement benefits obligation as of January 31, 2017 using a discount rate of 4.07%.  The new measurement resulted in a retirement plan gain which was recognized in other comprehensive income of $19.7 million for the three months ended March 31, 2017.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4.8 million to its pension plan in 2017.  For the three months ended March 31, 2017, the Company has made no contributions to the plan.  The Company presently expects to contribute the full amount during the remainder of 2017.

8. Income Taxes

The income tax provision (credit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision (credit) for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Income tax at federal rate	$(1,135)	$88
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(123)	12
Expense not deductible for tax	—	16
Tax credit included in taxable income	93	—
Other permanent differences	52	4
Capital goods excise tax credit	(273)	(14)
Total income tax provision (credit)	$(1,386)	$106

The Company evaluates its tax positions for liability recognition.  As of March 31, 2017, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income (loss) for the three months ended March 31, 2017 and 2016.  All tax years from 2013 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 500,000 shares remaining to be issued at March 31, 2017.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2017, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
2017
Nonvested at January 1, 2017	226,690	$25
Granted	131,801	23
Vested	(78,623)	25
Forfeited	(1,167)	21
Nonvested at March 31, 2017	278,701	$25

2016
Nonvested at January 1, 2016	174,518	$26
Granted	121,724	25
Vested	(60,425)	25
Nonvested at March 31, 2016	235,817	$25

The Company recognized compensation expense of $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2017 and 2016 was $1.3 million and $0.9 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 20,996 and 15,234 for the three months ended March 31, 2017 and 2016, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees are settled in Company shares based on the share price at the date of settlement.  The estimated performance based compensation to be settled in stock amounted to $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.  The fair value of the shares granted under the plan in March 2017 amounted to $0.7 million.  Upon grant, employees were required to net share-settle to cover the required withholding tax.  Total payments for the employees’ tax obligations to the tax authorities by the Company amounted to $0.3 million. The net shares issued amounted to 17,174 shares which was based on the value of shares on the date of vesting.

10. Accumulated Other Comprehensive Loss

The balance of and all of the changes in accumulated other comprehensive loss as of and for the three months ended March 31, 2017 and 2016, net of tax, are attributed to the Company’s retirement plans.

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Retirement plans
Amortization of gain/loss and settlement loss	$2,042	$247
Income tax provision on comprehensive income	(776)	(94)
Total	$1,266	$153

The amortization of gains and losses, and settlement loss were recognized primarily in selling, general and administrative expense for the periods ended March 31, 2017 and 2016.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $235 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company will recognize its fractional share of the cost.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in the second half of 2017. As of March 31, 2017, the Company had incurred capital costs of $18.7 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of March 31, 2017, the Company had received up-front payments of $7.2 million. As provided for in one of the agreements, funds of $5.0 million were held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other current assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in advance billings and customer deposits and other liabilities.  The Company will recognize revenue for the circuits, beginning upon activation of the services, on a straight-line basis over the contract term.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it was accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015 and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  For the three months ended March 31, 2017 and 2016, the Company recognized $1.1 million and $1.1 million, respectively, in CAF Phase II funding as revenue.

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

For one of the three utilities referenced above, a dispute resolution process is proceeding as specified by the joint pole agreement.   For another of the utilities, a complaint for payment was filed by the utility with the State court in 2016.  Management of the Company believes the amount recognized in the Company’s condensed consolidated financial statements for amounts due the utilities are reflective of what is owed and a reasonable estimate of the final settlement to be reached with the utilities.

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

Debt – The fair value of debt is based on the value at which the debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
March 31, 2017
Liabilities - long-term debt (carried at cost)	290,466	294,665
December 31, 2016
Liabilities - long-term debt (carried at cost)	284,699	293,765

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	294,665	293,765
Significant unobservable inputs (Level 3)	—	—
	$294,665	$293,765

13. Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended
	March 31,
	2017	2016
Cash paid during the year:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	3,537	2,492
Non-cash investing activities - capital assets acquired under installment contracts	617	—
Non-cash financing activities - common shares issued for performance based compensation, net of withholding taxes paid	400	—

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows effective with issuance of a new accounting standard in November 2016. Retrospective application of the new standard was required so the condensed consolidated statement of cash flows for the three months ended March 31, 2016 were revised to reflect application of the new standard.  This resulted in an increase to the beginning and ending reported cash, cash equivalents and restricted cash previously reported in the condensed consolidated statements of cash flow of $3.8 million for the three months ended March 31, 2016.

The following is a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of such amounts in the condensed consolidated statements of cash flows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$10,479	$15,821
Restricted cash included in other current assets
Escrow deposits for capacity sales	5,000	5,000
Restricted cash included in other assets
Other	325	325
Total cash, cash equivalents and restricted cash	$15,804	$21,146

The escrow deposits for capacity sales are more fully described in Note 11.  The restriction on the escrow deposits is expected to be removed in 2017 so the restricted cash amount is reflected in other current assets as of March 31, 2017 and December 31, 2016.

14. Segment Information and Revenue by Product Group

The Company previously operated in two reportable segments of telecommunications and data center services.  This conclusion was based on how resources were allocated and assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Company had initially formed the data center colocation segment in 2013 with the expectation that the segment would operate independently and focus on colocation services.  The Company’s strategy has evolved to emphasize a bundle of telecommunication services to its customers including colocation.  In addition, the Company is focusing its efforts on obtaining the benefit of cross selling services and gaining efficiencies of a more integrated operation.  With this change in strategy, the Company has implemented certain operational, organizational and reporting changes.  Among the changes is the Chief Executive Officer is no longer provided information with which to separately evaluate the data center services segment or any other component for standalone performance or resource allocation.  Hence, given the integrated nature of the Company’s telecommunication operations, including its leveraging of its primary network to provide the majority of its services, management has concluded the Company now has only one segment.

The following table provides information on the Company’s revenue by product group (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Local voice and other retail services	$81,682	$85,032
Wholesale carrier data services	12,828	13,762
	$94,510	$98,794

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	changes in demand for our products and services;
•	our ability to fund capital expenditures for network enhancements;
•	failures in critical back-office systems and IT infrastructure;
•	our ability to retain experienced personnel;
•	our ability to enter into a new collective bargaining agreement;
•	a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	the ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	the ability of our operating subsidiaries to distribute funds or assets to the parent company;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	technological changes affecting the telecommunications industry;
•	our ability to continue to license or enforce the intellectual property rights on which our business depends;
•	failure to renegotiate contracts with television content providers on acceptable terms or at all;
•	economic conditions in Hawaii;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition;
•	the effect of severe weather and natural disasters;
•	the ability of a few large shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

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

Sources of Revenue

We derive revenue from the following sources in three main customer channels:

Business Channel

Business data services include high bandwidth data products such as Ethernet, Routed Network Services and Dedicated Internet Access along with traditional High-Speed Internet (“HSI”) for business customers and VoIP.  Business VoIP, also referred to as BVoIP, is a unified hosted communications solution for business that includes digital voice services bundled with internet service.

Voice services include local telephone service for business customers.  These revenues include monthly charges for basic service and enhanced calling features such as voice mail, caller ID and 3-way calling.  Voice also includes long distance services and subscriber line charges prescribed by the Federal Communications Commission and imposed on voice customers.

Hosted and managed services includes physical colocation, virtual colocation and various related security, network management and network installation related services.

Equipment and related services includes installation and maintenance of business customer premise equipment as well as managed service for customer telephone and IT networks.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, the Company incurred a net loss of $2.0 million. For the three months ended March 31, 2016, the Company had net income of $0.2 million. The loss in 2017 is attributed, in part, to $3.7 million in pension settlement losses and other related costs associated with a higher level of retirements in the first quarter of 2017.  On an ongoing basis, we expect these retirements will cause our labor expense to decline by an annual average of $1.5 million on a net reduction of 20 employees.

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of March 31, 2017 and 2016, and our operating revenues for the three months ended March 31, 2017 and 2016.  For comparability, we also present volume information as of March 31, 2017 compared to December 31, 2016.

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

Beginning in 2017, we discontinued separate reporting of data center services revenue.  As discussed in Note 14 to the condensed consolidated financial statements, we no longer separately report data center services as a separate segment.  All revenue is now reported by its nature on a companywide basis.  Prior period information has been revised to reflect the current presentation.

Volume Information

As of March 31, 2017 compared to March 31, 2016

	March 31,		Change
	2017	2016	Number	Percentage
Business
Data lines	19,341	19,954	(613)	(3.1)%
BVoIP lines	20,034	17,281	2,753	15.9%
Voice access lines	158,621	166,073	(7,452)	(4.5)%

Consumer
Video subscribers	42,771	37,108	5,663	15.3%
Internet lines	90,693	92,820	(2,127)	(2.3)%
Voice access lines	131,142	147,375	(16,233)	(11.0)%
Homes enabled for video	203,000	195,000	8,000	4.1%

As of March 31, 2017 compared to December 31, 2016

	March 31,	December 31,	Change
	2017	2016	Number	Percentage
Business
Data lines	19,341	19,596	(255)	(1.3)%
BVoIP lines	20,034	19,091	943	4.9%
Voice access lines	158,621	160,829	(2,208)	(1.4)%

Consumer
Video subscribers	42,771	41,557	1,214	2.9%
Internet lines	90,693	91,089	(396)	(0.4)%
Voice access lines	131,142	135,363	(4,221)	(3.1)%
Homes enabled for video	203,000	202,000	1,000	0.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Business
Data services	$15,617	$16,384	$(767)	(4.7)%
Voice services	21,258	22,412	(1,154)	(5.1)%
Hosted and managed services	1,532	1,581	(49)	(3.1)%
Equipment and related services	5,443	4,465	978	21.9%
	43,850	44,842	(992)	(2.2)%
Consumer
Video services	10,594	9,426	1,168	12.4%
Internet services	6,681	7,725	(1,044)	(13.5)%
Voice services	16,986	19,054	(2,068)	(10.9)%
	34,261	36,205	(1,944)	(5.4)%
Wholesale carrier data	12,828	13,762	(934)	(6.8)%
Other	3,571	3,985	(414)	(10.4)%
	$94,510	$98,794	$(4,284)	(4.3)%

Business Channel

The Company continues to transform its business channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the business channel to include business data services and colocation services.

Business data services, including internet and BVoIP, for the three months ended March 31, 2017 decreased compared to the same period in the prior year primarily due to non-recurring fees associated with one large institutional customer.  For the three months ended March 31, 2017 and 2016, business data services revenue from this customer amounted to $0.5 million and $1.7 million, respectively, including non-recurring fee revenue.  We anticipate less revenue from this customer in 2017 as the recognition of revenue on certain upfront billed amounts ended with the fixed contract term on June 30, 2016.  In addition, during the three months ended March 31, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.  In general, exclusive of revenue from these non-recurring fees, revenue and the related demand for data services continues to rise as reflected in the growth of BVoIP lines.

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

The decrease in voice service revenues for the business channel for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was caused primarily by the decline of voice access lines. Business voice access lines decreased 4.5% as of March 31, 2017 compared to March 31, 2016.  The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 15.9%.

Hosted and managed services revenues for the three months ended March 31, 2017 were comparable to the prior year period.

Equipment and related services sales increased for the three months ended March 31, 2017 when compared to the prior year period because of large contract installations for certain commercial and institutional customers.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

The Company continues to transform its consumer channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the consumer channel to include video and internet services.  Consumer strategic revenues now represent 50% of the total consumer channel revenues compared to 47% in the prior year period.

Video services revenue increased for the three months ended March 31, 2017 compared to the same period in the prior year because of an increase in video subscribers of 15.3%.

Internet revenues for the three months ended March 31, 2017 decreased compared to the prior year as a result of the combined effect of competitive pricing and a  decline in low-bandwidth internet subscribers.

The decrease in voice services revenue for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 11.0% from the year ago period which contributed an estimated $2.1 million to the decline in consumer voice services revenue.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale and Other Channel

Wholesale carrier revenue decreased for the three months ended March 31, 2017 compared to the same period in the prior year as certain carriers have replaced older legacy circuits with more cost effective higher bandwidth solutions.

Other revenue decreased for the three months ended March 31, 2017 compared to the same period in 2016 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication services.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three months ended March 31, 2017 compared to the costs and expenses for the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$41,191	$42,479	$(1,288)	(3.0)%
Selling, general and administrative expenses	31,395	29,865	1,530	5.1%
Depreciation and amortization	21,269	21,950	(681)	(3.1)%
	$93,855	$94,294	$(439)	(0.5)%

The Company’s total headcount as of March 31, 2017 was 1,251 compared to 1,318 as of March 31, 2016.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, and cost of services directly associated with various products.  Costs of revenue for the three months ended March 31, 2017 when compared to the prior year period were impacted by increased content costs for Hawaiian Telcom TV of $1.1 million with increased subscribers and increased cost of goods related to equipment revenue of $0.7 million on higher volume.    This was offset by reduced costs of plant maintenance of $2.2 million and the benefit of various other cost saving initiatives for the three months ended March 31, 2017.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The increase for the three months ended March 31, 2017 relative to the three months ended March 31, 2016 is primarily due to $3.7 million in pension settlement losses and other related costs associated with a higher level of retirements in the first quarter of 2017.  This increase in expenses was offset by lower wage costs, excluding retirement costs, of $0.7 million. In addition we had other cost saving initiatives which resulted in reduced costs of $1.0 million.

Depreciation and amortization for the three month period ended March 31, 2017 was lower than the same period in the prior year due to certain assets becoming fully depreciated in the latter part of 2016.

Other Income and (Expense)

The following table summarizes other income (expense) for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percentage
Interest expense	$(3,993)	$(4,240)	$247	(5.8)%

Interest expense for the three month period ended March 31, 2017 decreased compared to the same period in  2016 because of an increase in capitalized interest.  Interest capitalized amounted to $0.5 and $0.3 million for three months ended March 31, 2017 and 2016, respectively.  The growth in capitalized interest is due to the financing costs attributed to the trans-Pacific cable that is currently under construction.

Income Tax Provision

For the three months ended March 31, 2017, we recognized an income tax benefit on a loss before the income tax benefit.  For the three months ended March 31, 2016, we recognized an income tax provision on income before the income tax provision.    We had effective tax rates of 41.5% and 40.8% for the three months ended March 31, 2017 and 2016, respectively.  The effective tax rates increased from the prior year as permanent differences between financial reporting and income tax income increased relative to pretax income.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

As of December 31, 2016, net operating losses available for carry forward through 2036 amounted to $166.5 million for federal tax purposes and $172.5 million for state tax purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control is determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $10.5 million. From an ongoing operating perspective, our cash requirements in 2017 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand, cash generated from operating activities and available financing will be used to fund our cash requirements.  Additional sources of cash from our refinancing of debt are discussed below.

We continue to focus on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities. There can be no assurance that these actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Any sustained declines in the value of pension trust assets or relatively high levels of pension lump sum benefit payments, will increase the magnitude of future plan contributions.

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

Cash Flows for Three Months Ended March 31, 2017 and 2016

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

Net cash provided by operations amounted to $20.3 million for the three months ended March 31, 2017.  Net cash provided by operations amounted to $20.9 million for the three months ended March 31, 2016.  The decrease in cash provided by operations was because of working capital demands during the three months ended March 31, 2017.

Cash used in investing activities for the three months ended March 31, 2017 was comprised of capital expenditures of $27.2 million.  Cash used in investing activities included capital expenditures of $28.1 million for the three months ended March 31, 2016.  The level of capital expenditures for 2017 is expected to be less than in 2016 as we scale back capital on certain elements of our network expansion initiatives focusing on those directly related to sales opportunities.

During the three months ended March 31, 2017, we had drawings of $6.0 million on our revolving line of credit.  The drawing was used, in part, to fund capital costs of our trans-Pacific submarine cable under construction.  In addition, we paid costs related to our new delayed draw credit facility amount to $2.1 million.  The balance of cash flows from financing activities for the three months ended March 31, 2017 and 2016 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of March 31, 2017, we had outstanding $289.4 million in aggregate long-term term debt with a maturity date of June 2019.  In addition, we had drawings as of and for the three months ended March 31, 2017 amounting to $6.0 million on our line of credit.

In February 2017, we entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility funded repayment of the existing term loan and replacement of the existing revolving credit facility on May 4, 2017.  Included in the new facility is a term loan for $90.0 million with a maturity in 2022 and another term loan for $230.0 million with a maturity in 2023.  The agreement also provides for a new line of credit for $30.0 million with a maturity in 2022.  The new financing increased the nominal value of outstanding debt by $24.6 million compared to that outstanding at March 31, 2017 and provided significant additional cash resources.

With our new debt structure, we do not expect to generate the necessary cash flow from operations to repay the facility in its entirety by the maturity dates of 2022 and 2023.  Repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2017, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2016 in our Form 10-K.  However, we did fund our new term debt facility on May 4, 2017 and repaid existing debt which resulted in revised obligations for term debt and debt interest, at current rates, as follows (dollars in thousands):

		2018 and	2020 and	2022 and
	2017	2019	2021	Thereafter	Total
Term loan facility	$5,125	$23,375	$32,000	$259,500	$320,000
Debt interest	11,029	31,500	28,637	13,864	85,030
Total	$16,154	$54,875	$60,637	$273,364	$405,030

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially from that discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, our floating rate obligations consisted of $295.4 million of debt outstanding under our term loan facility and line of credit.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2017 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.0 million.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part I, Item 1A, “Risk Factors,” of our 2016 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition.

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on May 9, 2017 announcing its 2017 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Draw Down on Credit Facility

On May 4, 2017 (the “Closing Date”), Hawaiian Telcom Communications, Inc. (the “Borrower”), a wholly-owned subsidiary of Hawaiian Telcom Holdco, Inc. (the “Company”), drew down $320 million under the Credit Agreement (the “Credit Agreement”) dated as of February 24, 2017, with CoBank, ACB, as administrative agent, an issuing lender, a joint lead arranger, bookrunner and swing line lender, and Fifth Third Bank and MUFG Union Bank, N.A., each as a joint lead arranger and co-syndication agent and the other lenders party thereto.  The indebtedness consisted of (a) a term loan A-1 in the principal amount of $90 million (the “Term Loan A-1”), and (B) a term loan A-2 in the principal amount of $230 million (the “Term Loan A-2”, and together with the Term Loan A-1, the “Term A Loans”).  The Term Loan A-1 matures on the date that is five years after the Closing Date and the Term Loan A-2 matures on the date that is six years from the Closing Date.  The Term A Loans bear interest, at the Borrower’s election, at either the LIBOR rate or the base rate, in each case plus the applicable margin, which varies depending on whether our total debt to consolidated EBITDA ratio is less than 2.25x, or equal to or greater than 2.25x.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Credit Agreement which was filed as Exhibit 10.1 to the Company’s Form 8-K, File No. 01-34686, filed with the SEC on February 27, 2017.

Termination of Credit Facility

On May 4, 2017, the Borrower used a portion of the proceeds from the Credit Agreement to pay off all outstanding indebtedness under, and terminated, the Credit Agreement, dated as of February 29, 2012, among the Borrower, Hawaiian Telcom Holdco, Inc., the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, as amended by Amendments No. 1 and No. 2.

On May 4, 2017, the Borrower also used a portion of the proceeds from the Credit Agreement to pay off all outstanding indebtedness under, and terminated, the Amended and Restated Revolving Line of Credit Agreement, dated as of October 3, 2011, among the Borrower, First Hawaiian Bank, as agent, and the lenders from time to time party thereto, as amended to date.

Black Diamond Capital Management, L.L.C. (“Black Diamond”) was one of the syndicated lenders under the Credit Suisse Credit Agreement.  Black Diamond currently holds approximately 23% of the Company’s outstanding common stock, and is party to a Nomination, Standstill and Support Agreement with the Company, pursuant to which Black Diamond’s designee, N. John Fontana III, was nominated to the Company’s Board and elected as a Director at the annual meeting of stockholders held on April 28, 2017.

Eric K. Yeaman is a director of the Company and the Borrower, and is President and Chief Operating Officer of First Hawaiian Bank. Walter A. Dods, Jr. is a director of the Company and the Borrower, and is also a director of First Hawaiian Bank.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 9, 2017	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

May 9, 2017	/s/ Dan T. Bessey
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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 9, 2017 announcing first quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Identifies each management contract or compensatory plan or arrangement.