Form 10-Q
period 2017-06-30
Hawaiian Telcom Holdco, Inc.
filed 2017-08-08
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of August 8,  2017, 11,587,963 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating revenues	$91,298	$99,541	$185,808	$198,335
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,181	40,605	81,372	83,084
Selling, general and administrative	26,608	29,554	58,003	59,419
Depreciation and amortization	21,742	22,493	43,012	44,443
Total operating expenses	88,531	92,652	182,387	186,946
Operating income	2,767	6,889	3,421	11,389
Other income (expense):
Interest expense	(3,819)	(4,484)	(7,812)	(8,724)
Loss on early extinguishment of debt	(4,826)	—	(4,826)	—
Total other expense	(8,645)	(4,484)	(12,638)	(8,724)
Income (loss) before income tax provision (benefit)	(5,878)	2,405	(9,217)	2,665
Income tax provision (benefit)	(2,402)	960	(3,788)	1,066
Net income (loss)	$(3,476)	$1,445	$(5,429)	$1,599
Net income (loss) per common share -
Basic	$(0.30)	$0.13	$(0.47)	$0.14
Diluted	$(0.30)	$0.13	$(0.47)	$0.14
Weighted average shares used to compute net income (loss) per common share -
Basic	11,587,963	11,511,591	11,558,667	11,493,712
Diluted	11,587,963	11,525,850	11,558,667	11,523,215

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(3,476)	$1,445	$(5,429)	$1,599
Other comprehensive income (loss):
Retirement plan gain (loss)	(998)	247	20,143	494
Income tax benefit (provision) on other comprehensive income (loss)	382	(94)	(7,699)	(188)
Other comprehensive income (loss), net of tax	(616)	153	12,444	306
Comprehensive income (loss)	$(4,092)	$1,598	$7,015	$1,905

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,854	$15,821
Receivables, net	28,030	33,377
Material and supplies	7,127	8,090
Prepaid expenses	5,898	4,093
Other current assets	7,292	7,229
Total current assets	74,201	68,610
Property, plant and equipment, net	601,332	595,997
Intangible assets, net	31,877	32,728
Goodwill	12,104	12,104
Deferred income taxes, net	88,528	92,171
Other assets	2,462	2,311
Total assets	$810,504	$803,921
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,250	$3,000
Accounts payable	47,920	53,506
Accrued expenses	10,433	15,293
Advance billings and customer deposits	15,095	15,013
Other current liabilities	6,822	6,327
Total current liabilities	90,520	93,139
Long-term debt	303,636	281,699
Employee benefit obligations	85,367	105,930
Other liabilities	17,324	18,239
Total liabilities	496,847	499,007
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,587,963 and 11,513,279 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	116	115
Additional paid-in capital	181,135	179,958
Accumulated other comprehensive loss	(22,774)	(35,218)
Retained earnings	155,180	160,059
Total stockholders’ equity	313,657	304,914
Total liabilities and stockholders’ equity	$810,504	$803,921

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(5,429)	$1,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,012	44,443
Deferred financing amortization	888	1,005
Loss on early extinguishment of debt	4,826	—
Employee retirement benefits	(420)	(3,896)
Provision for uncollectible receivables	1,788	2,139
Stock based compensation	1,273	1,141
Deferred income taxes	(3,506)	1,377
Changes in operating assets and liabilities:
Receivables	3,559	1,477
Material and supplies	963	(104)
Prepaid expenses and other current assets	(1,868)	(2,594)
Accounts payable and accrued expenses	(3,579)	6,837
Advance billings and customer deposits	82	(1,593)
Other current liabilities	648	(385)
Other	(1,681)	(157)
Net cash provided by operating activities	40,556	51,289
Cash flows from investing activities:
Capital expenditures	(52,630)	(52,898)
Net cash used in investing activities	(52,630)	(52,898)
Cash flows from financing activities:
Proceeds from borrowing	330,000	—
Proceeds from installment financing	1,260	1,698
Repayment of capital lease and installment financing	(2,225)	(1,707)
Repayment of borrowings	(300,138)	(1,500)
Refinancing costs	(6,295)	(688)
Taxes paid related to net share settlement of equity awards	(495)	(351)
Net cash provided by (used in) financing activities	22,107	(2,548)
Net change in cash, cash equivalents and restricted cash	10,033	(4,157)
Cash, cash equivalents and restricted cash, beginning of period	21,146	34,137
Cash, cash equivalents and restricted cash, end of period	$31,179	$29,980

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2017	11,513,279	$115	$179,958	$(35,218)	$160,059	$304,914

Cumulative effect of adoption of new accounting standard for stock compensation	—	—	—	—	550	550

Stock based compensation	—	—	1,273	—	—	1,273

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,684	1	(96)	—	—	(95)

Net loss	—	—	—	—	(5,429)	(5,429)

Other comprehensive income, net of tax	—	—	—	12,444	—	12,444

Balance, June 30, 2017	11,587,963	$116	$181,135	$(22,774)	$155,180	$313,657

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	1,141	—	—	1,141

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	45,193	—	(351)	—	—	(351)

Net income	—	—	—	—	1,599	1,599

Other comprehensive income, net of tax	—	—	—	306	—	306

Balance, June 30, 2016	11,511,591	$115	$178,809	$(29,082)	$160,552	$310,394

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

Proposed Merger

On July 9, 2017, Hawaiian Telcom Holdco, Inc. (“Holdco”), a Delaware corporation, Cincinnati Bell Inc.  (“Cincinnati Bell”), an Ohio corporation, Twin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Cincinnati Bell (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Holdco and Holdco will be the surviving corporation (the “Merger”).

Pursuant to the Merger Agreement and as consideration for the Merger, Holdco shareholders will have the option to elect either $30.75 in cash, 1.6305 shares of Cincinnati Bell common stock, or a mix of $18.45 in cash and 0.6522 shares of Cincinnati Bell common stock for each Holdco share.  The final distribution to Holdco shareholders is subject to proration such that the aggregate consideration to be paid to Holdco stockholders will be 60 percent cash and 40 percent Cincinnati Bell common stock.  Such distribution will be made upon closing of the Merger.

The completion of this transaction is subject to closing conditions including the receipt of regulatory approvals from, among others, the Hawaii Public Utilities Commission, and approval by the Holdco shareholders.  The Merger Agreement contains certain termination rights for Holdco and Cincinnati Bell.  The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances primarily related to if the Company receives and favors a competing merger offer, the Company will be required to pay a fee of $11.9 million.

In connection with entering into the Merger Agreement with Cincinnati Bell, the Company incurred transaction fees of $0.2 million during the quarter ended June 30, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at June 30, 2017 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $19.6 million and $21.5 million at June 30, 2017 and 2016, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.0 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively.  Such taxes and fees amounted to $4.2 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic earnings per share - weighted average shares	11,587,963	11,511,591	11,558,667	11,493,712
Effect of dilutive securities:
Employee and director restricted stock units	—	14,259	—	29,503
Diluted earnings per share - weighted average shares	11,587,963	11,525,850	11,558,667	11,523,215

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 310,790 shares and 152,447 shares of common stock for the three months ended June 30, 2017 and 2016, respectively.  The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 310,790 shares and 109,730 shares of common stock for the six months ended June 30, 2017 and 2016, respectively.  For the three and six months ended June 30, 2017, the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of diluted net loss per share.  For the three and six months ended June 30, 2016, the unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued a new standard that simplifies the accounting for employee share-based payment transactions.  The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows.  The new accounting guidance was effective for the Company in the first quarter of 2017.  The adoption method required is specified as retrospective, modified retrospective or prospective for each of the various accounting provisions impacted by this new standard.  The Company is accounting for forfeitures on its share-based transactions as they occur beginning January 1, 2017.  The impact of the modified retrospective adoption of this provision was not significant.  In addition, the Company began accounting for excess tax benefits and tax deductions on share-based award settlements prospectively as income tax expense or benefit in its condensed consolidated statements of income (loss) beginning January 1, 2017.  Excess tax benefits that were not recognized prior to January 1, 2017 because the related tax deduction had not reduced taxes currently payable have been recognized on a modified retrospective basis through a cumulative effect adjustment which increased retained earnings as of January 1, 2017 by $0.6 million.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued additional guidance for stock compensation accounting. The guidance provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendment to the accounting standard is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted and the provisions must be applied prospectively to a stock award modified on or after the adoption date.  The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements.

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

In January 2017, the FASB issued new accounting guidance simplifying the test for goodwill impairment. The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new standard, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the timing of adoption.

In May 2014, the FASB issued a new accounting standard which provides guidance for revenue recognition. The new accounting standard will supersede the current revenue recognition standard and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The Company has concluded that it will adopt the new standard in the first quarter of 2018 using the modified retrospective approach.  The modified retrospective approach requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the new accounting guidance is effective. The Company is currently evaluating the impact of the adoption of this accounting standard on the Company’s consolidated financial statements.  As this process is still ongoing, the final effect of adoption is not yet fully known.  In conjunction with its efforts to prepare for adoption, the Company is focusing its analysis on timing of revenue recognition including for sales of certain telecommunications equipment.  Consideration is being given to the accounting for the financing element of long-term contracts for fiber circuit capacity and the timing of expense recognition of costs to obtain a contract.  As for financial statement presentation, the Company is evaluating the need to modify its presentation of certain revenue related assets and liabilities in its consolidated balance sheet upon adoption and to provide enhanced revenue related disclosures.

3. Receivables

Receivables consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Customers and other	$31,817	$37,408
Allowance for doubtful accounts	(3,787)	(4,031)
	$28,030	$33,377

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Property, plant and equipment cost	$1,081,757	$1,036,137
Less accumulated depreciation	(480,425)	(440,140)
	$601,332	$595,997

Depreciation expense amounted to $21.3 million and $22.0 million for the three months ended June 30, 2017 and 2016, respectively.  Depreciation expense amounted to $42.1 million and $43.3 million for the six months ended June 30, 2017 and 2016, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$17,141	$4,568	$21,709	$16,299	$5,410
Trade name and other	320	311	9	320	302	18
	22,029	17,452	4,577	22,029	16,601	5,428
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$17,452	$31,877	$49,329	$16,601	$32,728

As of June 30, 2017, the Company has goodwill of $12.1 million.  Prior to 2017,  the Company recognized $10.5 million of goodwill as part of the data center services segment and $1.6 million in the telecommunications segment.  As further discussed in Note 14, because of recent operational, organizational and reporting changes, the Company has concluded it now has only one segment and one reporting unit.  As such, the Company now classifies all goodwill in the one segment.

Amortization expense amounted to $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively.  Amortization expense amounted to $0.9 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$852
2018	1,307
2019	930
2020	574
2021	270
Thereafter	644
$4,577

dfjld

5. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Salaries and benefits	$8,093	$11,662
Interest	1,391	2,583
Other taxes	949	1,048
	$10,433	$15,293

Other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Other postretirement benefits, current	$3,465	$3,332
Installment financing contracts, current	2,664	2,157
Other	693	838
	$6,822	$6,327

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Average Interest
	Rate at June 30,	Final	June 30,	December 31,
	2017	Maturity	2017	2016
Term loan A-1	4.87%	May 4, 2022	$90,000	$—
Term loan A-2	5.12	May 4, 2023	230,000	—
Term loan retired	NA	NA	—	290,138
Debt issue costs and issue discount			(6,114)	(5,439)
			313,886	284,699
Current			10,250	3,000
Noncurrent			$303,636	$281,699

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

The new facility also provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  A commitment fee is payable quarterly to the lender under the facility.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.

The interest rate margins on the facility are subject to a decrease of 0.25% with a defined improvement in the Company’s leverage ratio. The obligations under the bank facilities are guaranteed by the Company and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, limitations on the amount of dividends that can be paid, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants consisting of a debt coverage ratio, leverage ratio and a maximum level of capital expenditures.

The Company incurred $6.3 million in underwriting fees, original issue discount and legal costs in 2017 in conjunction with the new debt facility. Such costs and the existing debt original issue discount, deferred financing costs, underwriting fees and legal costs were accounted for in accordance with accounting standards for extinguishment of debt instruments. The Company compared each syndicated lenders’ loan under the old term loan with the syndicated lenders’ loan under the new term loans. All loans under the new term loan were deemed substantially different.  As such, the Company deferred the costs of the new debt as a reduction of the carrying value of the new debt.  In addition, the Company recognized the repayment of the existing debt instruments as a debt extinguishment incurring a loss on early extinguishment of debt of $4.8 million.

The Company had an existing revolving credit facility which was repaid and terminated on May 4, 2017.  Drawings for the three and six months ended June 30, 2017 amounted to $4.0 million and $10.0 million, respectively.  Such draws were used primarily to fund the construction of the SEA-US submarine cable system described in Note 11.  There were no amounts drawn as of or for the six months ended June 30, 2016.

One of the syndicated lenders in both the new term loan and the term loan retired is a cooperative bank owned by its customers.  Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance.  The Company recognizes the patronage, generally as declared, as a reduction of interest expense.  The stock component is recognized at its stated cost basis with the accumulated stock investment included in other noncurrent assets.  The investment balance as of June 30, 2017 was not significant.

Maturities

The annual requirements for principal payments on long-term debt as of June 30, 2017 are as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$5,125
2018	10,250
2019	13,125
2020	16,000
2021	16,000
Thereafter	259,500
$320,000

Capitalized Interest

Interest capitalized by the Company amounted to $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively.  Interest capitalized by the Company amounted to $1.1 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

7. Employee Benefit Plans

The Company sponsors a defined benefit pension plan, with benefits frozen as of March 1, 2012, and postretirement health and life insurance benefits for union employees.  The Company also sponsors a cash balance pension plan for nonunion employees, with benefits frozen as of April 1, 2007, and certain management employees receive postretirement health and life insurance under grandfathered provisions of a formerly active plan.

The following provides the components of benefit costs (income) for the applicable periods (dollars in thousands):

Pension

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest cost	$1,719	$1,996	$3,500	$3,992
Expected asset return	(2,573)	(2,678)	(5,228)	(5,355)
Amortization of loss	116	129	241	257
Net periodic benefit income	(738)	(553)	(1,487)	(1,106)
Settlement loss	314	—	2,270	—
Total benefit (income) expense	$(424)	$(553)	$783	$(1,106)

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$215	$259	$468	$518
Interest cost	532	655	1,128	1,310
Amortization of (gain) loss	(213)	119	(251)	237
Total benefit expense	$534	$1,033	$1,345	$2,065

During the three and six months ended June 30, 2017, the Company’s pension plans for union employees and management employees paid lump-sum benefits to certain plan participants in full settlement of obligations due amounting to $1.6 million and $12.2 million, respectively.  This resulted in the recognition of a loss on settlement for both pension plans.  Because of the settlements, the Company measured its pension plan obligations and plan assets as of March 31, 2017 and June 30, 2017.  The Company used a discount rate of 3.61% as of June 30, 2017 to measure the pension plan obligations.  The new measurements resulted in recognition in other comprehensive income (loss) of a loss of $0.8 million and a gain of $0.8 million for the three and six months ended June 30, 2017, respectively.  For the six months ended June 30, 2016, lump sum benefits paid did not exceed the threshold requiring settlement accounting.

In January 2017, the Company amended the postretirement health benefits plan for management employees by implementing a cap on the amount of the premium subsidy at 2017 levels.  This resulted in recognition of a negative plan amendment as of January 31, 2017.  Because of the plan amendment, the Company measured its management postretirement benefits obligation as of January 31, 2017 using a discount rate of 4.07%.  The new measurement resulted in a retirement plan gain which was recognized in other comprehensive income of $19.7 million for the six months ended June 30, 2017.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4.8 million to its pension plan in 2017.  For the six months ended June 30, 2017, the Company has made contributions to the plan amounting to $1.5 million.  The Company presently expects to contribute the full amount during the remainder of 2017.

8. Income Taxes

The income tax provision (benefit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision (benefit) for the following reasons (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax at federal rate	$(1,999)	$818	$(3,134)	$906
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(233)	134	(356)	146
Expense not deductible for tax	—	144	—	160
Tax credit included in taxable income	99	—	192	—
Other permanent differences	20	101	72	105
Capital goods excise tax credit	(289)	(237)	(562)	(251)
Total income tax provision (benefit)	$(2,402)	$960	$(3,788)	$1,066

The Company evaluates its tax positions for liability recognition.  As of June 30, 2017, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income (loss) for the three or six months ended June 30, 2017 and 2016.  All tax years from 2013 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 468,275 shares remaining to be issued at June 30, 2017.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of June 30, 2017, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the six months ended June 30, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
2017
Nonvested at January 1, 2017	226,690	$25
Granted	163,890	24
Vested	(78,623)	25
Forfeited	(1,167)	21
Nonvested at June 30, 2017	310,790	$25

2016
Nonvested at January 1, 2016	174,518	$26
Granted	121,724	25
Vested	(60,425)	25
Forfeited	(7,941)	26
Nonvested at June 30, 2016	227,876	$26

The Company recognized compensation expense of $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.  The Company recognized compensation expense of $1.3 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the six months ended June 30, 2017 and 2016 was $1.3 million and $0.9 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 20,996 and 15,234 for the six months ended June 30, 2017 and 2016, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees are settled in Company shares based on the share price at the date of settlement.  The estimated performance based compensation to be settled in stock was not significant for the three months ended June 30, 2017 and amounted to $0.2 million for the three months ended June 30, 2016.  The estimated performance based compensation to be settled in stock amounted to $0.2 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.  The fair value of the shares granted under the plan in March 2017 amounted to $0.7 million.  Upon grant, employees were required to net share-settle to cover the required withholding tax.  Total payments for the employees’ tax obligations to the tax authorities by the Company amounted to $0.3 million. The net shares issued amounted to 17,174 shares which was based on the value of shares on the date of vesting.

10. Accumulated Other Comprehensive Loss

The balance of and all of the changes in accumulated other comprehensive loss as of and for the three and six months ended June 30, 2017 and 2016, net of tax, are attributed to the Company’s retirement plans.

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Retirement plans
Amortization of gain/loss and settlement loss	$217	$247	$2,260	$494
Income tax provision on comprehensive income	(82)	(94)	(859)	(188)
Total	$135	$153	$1,401	$306

The amortization of gains and losses, and settlement loss were recognized primarily in selling, general and administrative expense for the periods ended June 30, 2017 and 2016.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost is expected to be $235 million and is primarily composed of a supply contract with the lead contractor.  The Company will contribute $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company will recognize its fractional share of the cost.  In addition, the Company will construct a cable landing station in Hawaii and provide cable landing services. The system is expected to be completed in August 2017. As of June 30, 2017, the Company had incurred capital costs of $19.5 million primarily to the cable contractor for construction with all such costs capitalized to telephone plant under construction.

The Company will have excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  The Company has entered into agreements for the sale of capacity for $27.0 million plus fees to activate assigned capacity, and for operations and maintenance.  As of June 30, 2017, the Company had received up-front payments of $7.2 million. As provided for in one of the agreements, funds of $5.0 million are held in escrow. The funds in escrow will be released to the Company when the trans-Pacific cable is ready for service.  The restricted cash is reflected in other current assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in advance billings and customer deposits and other liabilities.  The Company will recognize revenue for the circuits, beginning upon activation of the services, on a straight-line basis over the contract term.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it was accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015 and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  For the three months ended June 30, 2017 and 2016, the Company recognized $1.1 million and $1.1 million, respectively, in CAF Phase II funding as revenue.  For the six months ended June 30, 2017 and 2016, the Company recognized $2.2 million and $2.2 million, respectively, in CAF Phase II funding as revenue.

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

Debt – The fair value of the new debt outstanding as of June 30, 2017 is estimated at its present value using current market rates for similar types of borrowing arrangements.  The fair value of previously held debt as of December 31, 2016 was based on the value at which the debt was trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
June 30, 2017
Liabilities - long-term debt (carried at cost)	313,886	320,514
December 31, 2016
Liabilities - long-term debt (carried at cost)	284,699	293,765

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	320,514	293,765
Significant unobservable inputs (Level 3)	—	—
	$320,514	$293,765

13. Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2017	2016
Cash paid during the year:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	8,116	6,350
Non-cash investing activities - capital assets acquired under installment contracts	1,334	—
Non-cash financing activities - common shares issued for performance based compensation, net of withholding taxes paid	400	—

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows effective with issuance of a new accounting standard in November 2016. Retrospective application of the new standard was required so the condensed consolidated statement of cash flows for the six months ended June 30, 2016 were revised to reflect application of the new standard.  This resulted in an increase to the beginning and ending reported cash, cash equivalents and restricted cash previously reported in the condensed consolidated statements of cash flow of $3.8 million for the six months ended June 30, 2016.

The following is a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of such amounts in the condensed consolidated statements of cash flows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$25,854	$15,821
Restricted cash included in other current assets
Escrow deposits for capacity sales	5,000	5,000
Restricted cash included in other assets
Other	325	325
Total cash, cash equivalents and restricted cash	$31,179	$21,146

The escrow deposits for capacity sales are more fully described in Note 11.  The restriction on the escrow deposits is expected to be removed in the third quarter of 2017 so the restricted cash amount is reflected in other current assets as of June 30, 2017 and December 31, 2016.

14. Segment Information and Revenue by Channel

The Company prior to 2017 operated in two reportable segments of telecommunications and data center services.  This conclusion was based on how resources were allocated and assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Company had initially formed the data center services segment in 2013 with the expectation that the segment would operate independently and focus on colocation services.  The Company’s strategy has evolved to emphasize a bundle of telecommunication services to its customers including colocation.  In addition, the Company is focusing its efforts on obtaining the benefit of cross selling services and gaining efficiencies of a more integrated operation.  With this change in strategy, the Company has implemented certain operational, organizational and reporting changes.  Among the changes is the Chief Executive Officer is no longer provided information with which to separately evaluate the data center services segment or any other component for standalone performance or resource allocation.  Hence, given the integrated nature of the Company’s telecommunication operations, including its leveraging of its primary network to provide the majority of its services, management has concluded the Company now has only one segment.

The following table provides information on the Company’s revenue by channel (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Business services	$41,651	$46,672	$85,501	$91,515
Consumer services	33,831	35,952	68,093	72,159
Wholesale carrier data	12,601	13,172	25,430	26,934
Other	3,215	3,745	6,784	7,727
	$91,298	$99,541	$185,808	$198,335

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	the effect of the announcement and pendency of the merger agreement;
•	changes in demand for our products and services;
•	our ability to fund capital expenditures for network enhancements;
•	failures in critical back-office systems and IT infrastructure;
•	our ability to retain experienced personnel;
•	our ability to enter into a new collective bargaining agreement;
•	a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	the ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	the ability of our operating subsidiaries to distribute funds or assets to the parent company;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	technological changes affecting the telecommunications industry;
•	our ability to continue to license or enforce the intellectual property rights on which our business depends;
•	failure to renegotiate contracts with television content providers on acceptable terms or at all;
•	economic conditions in Hawaii;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition;
•	the effect of severe weather and natural disasters;
•	the ability of a few large shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

These and other factors may cause our actual results to differ materially from any forward-looking statement.  Refer to our Annual Report on Form 10-K and Part II, Item 1A, Risk Factors, for a detailed discussion of risks that could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business operations.

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

Significant Recent Development

On July 9, 2017, Hawaiian Telcom Holdco, Inc. (“Holdco”), a Delaware corporation, Cincinnati Bell Inc.  (“Cincinnati Bell”), an Ohio corporation, Twin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Cincinnati (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Holdco and Holdco will be the surviving corporation (the “Merger”).

The announcement and pendency of the Merger may adversely affect our business due to customers’ uncertainty and employee and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties.  We are actively managing the Merger process through enhanced communication and outreach to key stakeholders including customers, employees, community members and suppliers.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

For the three and six months ended June 30, 2017, the Company incurred a net loss of $3.5 million and $5.4 million, respectively. For the three and six months ended June 30, 2016, the Company had net income of $1.4 million and $1.6 million, respectively. The loss in 2017 is attributed, in part, to a loss on the early extinguishment of debt for both the three and six months ended June 30, 2017 of $4.8 million.  In addition, for the three and six months ended June 30, 2017, we incurred pension settlement losses and other related costs of $0.3 million and $4.0 million, respectively, associated with a higher level of retirements in the early part of 2017.  We expect the refinancing to result in more financial flexibility and lower interest cost.  The retirements are expected to result in our labor expense declining by an annual average of $1.5 million on a net reduction of 20 employees.

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of June 30, 2017 and 2016, and our operating revenues for the three and six months ended June 30, 2017 and 2016.  For comparability, we also present volume information as of June 30, 2017 compared to March 31, 2017.

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

Volume Information

As of June 30, 2017 compared to June 30, 2016

	June 30,		Change
	2017	2016	Number	Percentage
Business
Data lines	18,917	19,851	(934)	(4.7)%
BVoIP lines	20,666	18,101	2,565	14.2%
Voice access lines	155,743	163,860	(8,117)	(5.0)%

Consumer
Video subscribers	43,235	38,593	4,642	12.0%
Internet lines	90,073	91,820	(1,747)	(1.9)%
Voice access lines	127,134	143,441	(16,307)	(11.4)%
Homes enabled for video	204,000	198,000	6,000	3.0%

As of June 30, 2017 compared to March 31, 2017

	June 30,	March 31,	Change
	2017	2017	Number	Percentage
Business
Data lines	18,917	19,341	(424)	(2.2)%
BVoIP lines	20,666	20,034	632	3.2%
Voice access lines	155,743	158,621	(2,878)	(1.8)%

Consumer
Video subscribers	43,235	42,771	464	1.1%
Internet lines	90,073	90,693	(620)	(0.7)%
Voice access lines	127,134	131,142	(4,008)	(3.1)%
Homes enabled for video	204,000	203,000	1,000	0.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Business
Data services	$15,002	$18,037	$(3,035)	(16.8)%
Voice services	20,733	21,751	(1,018)	(4.7)%
Hosted and managed services	1,642	1,706	(64)	(3.8)%
Equipment and related services	4,274	5,178	(904)	(17.5)%
	41,651	46,672	(5,021)	(10.8)%
Consumer
Video services	10,806	9,997	809	8.1%
Internet services	6,619	7,328	(709)	(9.7)%
Voice services	16,406	18,627	(2,221)	(11.9)%
	33,831	35,952	(2,121)	(5.9)%
Wholesale carrier data	12,601	13,172	(571)	(4.3)%
Other	3,215	3,745	(530)	(14.2)%
	$91,298	$99,541	$(8,243)	(8.3)%

Operating Revenues, continued (dollars in thousands)

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Business
Data services	$30,619	$34,421	$(3,802)	(11.0)%
Voice services	41,991	44,164	(2,173)	(4.9)%
Hosted and managed services	3,174	3,287	(113)	(3.4)%
Equipment and related services	9,717	9,643	74	0.8%
	85,501	91,515	(6,014)	(6.6)%
Consumer
Video services	21,400	19,424	1,976	10.2%
Internet services	13,300	15,053	(1,753)	(11.6)%
Voice services	33,393	37,682	(4,289)	(11.4)%
	68,093	72,159	(4,066)	(5.6)%
Wholesale carrier data	25,430	26,934	(1,504)	(5.6)%
Other	6,784	7,727	(943)	(12.2)%
	$185,808	$198,335	$(12,527)	(6.3)%

Business Channel

The Company continues to transform its business channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the business channel to include business data services, and hosted and managed services.

Business data services, including internet and BVoIP, for the three and six months ended June 30, 2017 decreased compared to the same periods in the prior year primarily due to non-recurring fees associated with one large institutional customer recognized in 2016.  For the three months ended June 30, 2017 and 2016, business data services revenue from this customer amounted to $0.4 million and $3.4 million, respectively, including non-recurring fee revenue.  For the six months ended June 30, 2017 and 2016, business data services revenue from this customer amounted to $0.9 million and $5.1 million, respectively.  We anticipate less revenue from this customer in 2017 as the recognition of revenue on certain upfront billed amounts ended with the fixed contract term on June 30, 2016.  In addition, during the six months ended June 30, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.  In general, exclusive of revenue from these non-recurring fees, revenue and the related demand for data services continues to rise as reflected in the growth of BVoIP lines.

Continued competition in the telecommunications industry has increasingly resulted in customers using technologies other than traditional phone lines for voice and data. Business customers are moving local voice services to VoIP technology.  Generally, VoIP technology is less expensive than traditional wireline phone service, requiring us to respond with more competitive bundled unified services such as our BVoIP product.

The decrease in voice service revenues for the business channel for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was caused primarily by the decline of voice access lines. Business voice access lines decreased 5.0% as of June 30, 2017 compared to June 30, 2016.  The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 14.2% for the same period.

Hosted and managed services revenues for the three and six months ended June 30, 2017 were comparable to the prior year periods.

Equipment and related services revenues decreased for the three months ended June 30, 2017 when compared to the prior year period because of large contract installations for certain commercial and institutional customers completed in 2016.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

The Company continues to transform its consumer channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the consumer channel to include video and internet services.  Consumer strategic revenues now represent 52% of the total consumer channel revenues for the current quarter compared to 48% in the prior year period.

Video services revenue increased for the three and six months ended June 30, 2017 compared to the same period in the prior year because of an increase in video subscribers of 12.0%.

Internet revenues for the three and six months ended June 30, 2017 decreased compared to the prior year as a result of the combined effect of competitive pricing and a  decline in low-bandwidth internet subscribers.

The decrease in voice services revenue for the three months and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 11.4% from the year ago period which contributed an estimated $2.1 million and $4.3 million to the decline in consumer voice services revenue for the three and six months ended June 30, 2017, respectively.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale and Other Channel

Wholesale carrier revenue decreased for the three and six months ended June 30, 2017 compared to the same periods in the prior year as certain carriers have replaced older legacy circuits with more cost effective higher bandwidth solutions.

Other revenue decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and six months ended June 30, 2017 compared to the costs and expenses for the three and six months ended June 30, 2016 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$40,181	$40,605	$(424)	(1.0)%
Selling, general and administrative expenses	26,608	29,554	(2,946)	(10.0)%
Depreciation and amortization	21,742	22,493	(751)	(3.3)%
	$88,531	$92,652	$(4,121)	(4.4)%

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$81,372	$83,084	$(1,712)	(2.1)%
Selling, general and administrative expenses	58,003	59,419	(1,416)	(2.4)%
Depreciation and amortization	43,012	44,443	(1,431)	(3.2)%
	$182,387	$186,946	$(4,559)	(2.4)%

The Company’s total headcount as of June 30, 2017 was 1,218 compared to 1,303 as of June 30, 2016.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, video content costs and cost of services directly associated with various products.  Costs of revenue for the three and six months ended June 30, 2017 when compared to the prior year periods decreased with reduced costs of plant maintenance of $1.0 million and $3.2 million, respectively.  This was offset by increased content costs for Hawaiian Telcom TV of $1.0 million and $2.0 million for the three and six month periods, respectively, with increased subscribers.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The decrease for the three and six months ended June 30, 2017 relative to the three and six months ended June 30, 2016 is primarily due to lower wage costs of $2.0 million and $3.2 million for the three and six months ended June 30, 2017, respectively.  For the six month period, this was offset by pension settlement losses associated with a higher level of retirements in the early part of 2017 amounting to $2.3 million.

Depreciation and amortization for the three and six month periods ended June 30, 2017 was lower than the same periods in the prior year due to certain assets becoming fully depreciated in the latter part of 2016.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Interest expense	$(3,819)	$(4,484)	$665	(14.8)%
Loss on early extinguishment of debt	(4,826)	—	(4,826)	NA %
	$(8,645)	$(4,484)	$(4,161)	92.8%

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	Percentage
Interest expense	$(7,812)	$(8,724)	$912	(10.5)%
Loss on early extinguishment of debt	(4,826)	—	(4,826)	NA %
	$(12,638)	$(8,724)	$(3,914)	44.9%

Interest expense for the three and six months ended June 30, 2017 decreased compared to the same periods in 2016 due to lower interest rates associated with our new financing.  Interest capitalized amounted to $0.6 million and $0.4 million for three months ended June 30, 2017 and 2016, respectively.  Interest capitalized amounted to $1.1 million and $0.7 million for six months ended June 30, 2017 and 2016, respectively.  The growth in capitalized interest is due to the financing costs attributed to the trans-Pacific cable that is currently under construction.

In February 2017, we entered into a delayed draw credit agreement for new term loans and a new revolving credit facility. The new facility fully funded the repayment of the existing term loan and replacement of the existing revolving credit facility on May 4, 2017.  We recognized the repayment of the existing debt instruments as a debt extinguishment incurring a loss on early extinguishment of debt of $4.8 million.

Income Tax Provision

For the three and six months ended June 30, 2017, we recognized an income tax benefit on a loss before the income tax benefit.  For the three and six months ended June 30, 2016, we recognized an income tax provision on income before the income tax provision.  We had effective tax rates of 40.9% and 39.9% for the three months ended June 30, 2017 and 2016, respectively.  We had effective tax rates of 41.1% and 40.0% for the six months ended June 30, 2017 and 2016, respectively.  The effective tax rates increased from the prior year as an income tax credit decreased in magnitude relative to the pretax income or loss.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $25.9 million. From an ongoing operating perspective, our cash requirements in 2017 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand, cash generated from operating activities and available financing will be used to fund our cash requirements.

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

Cash Flows for Six Months Ended June 30, 2017 and 2016

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

Net cash provided by operations amounted to $40.6 million for the six months ended June 30, 2017.  Net cash provided by operations amounted to $51.3 million for the six months ended June 30, 2016.  The decrease in cash provided by operations was because of working capital demands during the six months ended June 30, 2017.

Cash used in investing activities for the six months ended June 30, 2017 was comprised of capital expenditures of $52.6 million.  Cash used in investing activities included capital expenditures of $52.9 million for the six months ended June 30, 2016.  The level of capital expenditures for 2017 is expected to be less than in 2016 as we scale back capital on certain elements of our network expansion initiatives focusing on those directly related to sales opportunities.

During the six months ended June 30, 2017, we received the proceeds of our new term loan borrowing of $320.0 million.  Prior to funding the term loan, we had made borrowings on our existing line of credit of $10.0 million in 2017.  The drawing was used, in part, to fund capital costs of our trans-Pacific submarine cable under construction.  The new term loan funded the repayment of the existing term debt and the outstanding balance on our existing line of credit.  Total repayments of debt amounted to $300.1 million for the six months ended June 30, 2017.  In addition, during the same period we paid for costs of the new financing amounting to $6.3 million.  The balance of cash flows from financing activities for the six months ended June 30, 2017 and 2016 was related primarily to proceeds from and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

In February 2017, we entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility funded repayment of the existing term loan and replacement of the existing revolving credit facility on May 4, 2017.  Included in the new facility is a term loan for $90.0 million with a maturity in 2022 and another term loan for $230.0 million with a maturity in 2023.  The agreement also provides for a new line of credit for $30.0 million with a maturity in 2022.  The new financing provided significant additional cash resources.

With our new debt structure, we do not expect to generate the necessary cash flows from operations to repay the facility in its entirety by the maturity dates of 2022 and 2023.  Repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the six months ended June 30, 2017, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2016 in our Form 10-K.  However, we did fund our new term debt facility on May 4, 2017 and repaid existing debt which resulted in revised obligations for term debt and debt interest as of June 30, 2017, at current rates, as follows (dollars in thousands):

		2018 and	2020 and	2022 and
	2017	2019	2021	Thereafter	Total
Term loan facility	$5,125	$23,375	$32,000	$259,500	$320,000
Debt interest	8,519	32,429	29,483	14,268	84,699
Total	$13,644	$55,804	$61,483	$273,768	$404,699

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, our floating rate obligations consisted of $320.0 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at June 30, 2017 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.2 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part I, Item 1A, “Risk Factors,” of our 2016 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition along with the following new risk factor.

Our business may be adversely affected by the announcement and pendency of our agreement to be acquired by Cincinnati Bell.

The announcement and pendency of the Merger may adversely affect our business due to customers' uncertainty and employee and other disruptions as well as intensified competition from our competitors as they attempt to take advantage of the uncertainties. In addition, we have incurred legal and other expenses in connection with the pending Merger. All of these factors may have an adverse effect on our financial condition or results of operations.

Under the terms of the Merger Agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Cincinnati Bell's prior written consent until the consummation of the Merger. Actions that may require Cincinnati Bell's consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, acquisitions, and issuances of securities. These restrictions could adversely affect our business and have an adverse effect on our financial condition or results of operations.

There is no assurance that the Merger with Cincinnati Bell will occur. Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) consents having been obtained from the Federal Communications Commission and the Hawaii Public Utilities Commission, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) the accuracy of the representations and warranties of each party, (v) performance, in all material respects, all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party and (vi) declaration of effectiveness of the Registration Statement on Form S-4 to be filed by Cincinnati Bell. Additional risks and uncertainties which could affect the parties' ability to complete the Merger include, without limitation, the possibility of litigation (including related to the transaction itself) and successful completion of anticipated financing arrangements. If the Merger is not completed, the share price of our common stock will change to the extent that the current market price of the Company's common stock reflects an assumption that the Merger will be completed. In addition, under circumstances defined in the Merger Agreement, we might be required to pay a termination fee of $11.9 million. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger will likely continue in the event that the Merger is not completed.

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on August 8, 2017 announcing its 2017 second quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

August 8, 2017	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

August 8, 2017	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of July 9, 2017, by and among Hawaiian Telcom Holdco, Inc., Cincinnati Bell Inc. and Twin Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, File No. 01-34686, filed with the SEC on July 10, 2017).

3.1	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, File No. 01-34686, filed with the SEC on July 10, 2017).
10.1

Amendment No. 1 to Nomination, Standstill and Support Agreement, dated as of July 9, 2017, by and among Hawaiian Telcom Holdco, Inc., Twin Haven Special Opportunities Fund III, L.P., Twin Haven Special Opportunities Partners III, L.L.C., Twin Haven Special Opportunities Fund IV, L.P., Twin Haven Special Opportunities Partners IV, L.L.C. and Twin Haven Capital Partners, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686, filed with the SEC on July 10, 2017).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 8, 2017 announcing second quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document