Form 10-Q
period 2017-09-30
Hawaiian Telcom Holdco, Inc.
filed 2017-11-08
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of November 8, 2017, 11,587,963 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	$91,013	$97,848	$276,821	$296,183
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,100	41,903	121,472	124,987
Selling, general and administrative	29,827	29,206	87,830	88,625
Depreciation and amortization	22,174	23,036	65,186	67,479
Total operating expenses	92,101	94,145	274,488	281,091
Operating income (loss)	(1,088)	3,703	2,333	15,092
Other income (expense):
Interest expense	(4,150)	(4,156)	(11,962)	(12,879)
Loss on early extinguishment of debt	—	—	(4,826)	—
Total other expense	(4,150)	(4,156)	(16,788)	(12,879)
Income (loss) before income tax provision (benefit)	(5,238)	(453)	(14,455)	2,213
Income tax provision (benefit)	87,481	(174)	83,693	892
Net income (loss)	$(92,719)	$(279)	$(98,148)	$1,321
Net income (loss) per common share -
Basic	$(8.00)	$(0.02)	$(8.48)	$0.11
Diluted	$(8.00)	$(0.02)	$(8.48)	$0.11
Weighted average shares used to compute net income (loss) per common share -
Basic	11,587,963	11,512,280	11,568,540	11,499,947
Diluted	11,587,963	11,512,280	11,568,540	11,539,828

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(92,719)	$(279)	$(98,148)	$1,321
Other comprehensive income (loss):
Retirement plan gain (loss)	2,485	(8,674)	22,628	(8,179)
Income tax benefit (provision) on other comprehensive income (loss)	(950)	3,315	(8,649)	3,126
Other comprehensive income (loss), net of tax	1,535	(5,359)	13,979	(5,053)
Comprehensive loss	$(91,184)	$(5,638)	$(84,169)	$(3,732)

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$44,723	$15,821
Receivables, net	30,374	33,377
Material and supplies	6,950	8,090
Prepaid expenses	4,906	4,093
Other current assets	2,582	7,229
Total current assets	89,535	68,610
Property, plant and equipment, net	608,098	595,997
Intangible assets, net	31,452	32,728
Goodwill	12,104	12,104
Deferred income taxes, net	—	92,171
Other assets	2,176	2,311
Total assets	$743,365	$803,921
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,250	$3,000
Accounts payable	52,899	53,506
Accrued expenses	13,326	15,293
Advance billings and customer deposits	15,165	15,013
Other current liabilities	6,407	6,327
Total current liabilities	98,047	93,139
Long-term debt	301,351	281,699
Employee benefit obligations	81,678	105,930
Other liabilities	39,039	18,239
Total liabilities	520,115	499,007
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,587,963 and 11,513,279 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	116	115
Additional paid-in capital	181,912	179,958
Accumulated other comprehensive loss	(21,239)	(35,218)
Retained earnings	62,461	160,059
Total stockholders’ equity	223,250	304,914
Total liabilities and stockholders’ equity	$743,365	$803,921

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(98,148)	$1,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,186	67,479
Deferred financing amortization	1,165	1,533
Loss on early extinguishment of debt	4,826	—
Employee retirement benefits	(1,624)	(6,430)
Provision for uncollectible receivables	2,791	2,908
Stock based compensation	2,050	1,722
Deferred income taxes	84,072	1,412
Changes in operating assets and liabilities:
Receivables	212	1,340
Material and supplies	1,140	282
Prepaid expenses and other current assets	(1,166)	(1,839)
Accounts payable and accrued expenses	(44)	6,067
Advance billings and customer deposits	20,677	(2,227)
Other current liabilities	(272)	(600)
Other	(100)	(22)
Net cash provided by operating activities	80,765	72,946
Cash flows from investing activities:
Capital expenditures	(75,718)	(78,334)
Net cash used in investing activities	(75,718)	(78,334)
Cash flows from financing activities:
Proceeds from borrowing	330,000	—
Proceeds from installment financing	1,260	1,698
Repayment of capital lease and installment financing	(2,989)	(2,680)
Repayment of borrowings	(302,701)	(2,250)
Refinancing costs	(6,295)	(688)
Taxes paid related to net share settlement of equity awards	(495)	(354)
Net cash provided by (used in) financing activities	18,780	(4,274)
Net change in cash, cash equivalents and restricted cash	23,827	(9,662)
Cash, cash equivalents and restricted cash, beginning of period	21,146	30,312
Cash, cash equivalents and restricted cash, end of period	$44,973	$20,650

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2017	11,513,279	$115	$179,958	$(35,218)	$160,059	$304,914

Cumulative effect of adoption of new accounting standard for stock compensation	—	—	—	—	550	550

Stock based compensation	—	—	2,050	—	—	2,050

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,684	1	(96)	—	—	(95)

Net loss	—	—	—	—	(98,148)	(98,148)

Other comprehensive income, net of tax	—	—	—	13,979	—	13,979

Balance, September 30, 2017	11,587,963	$116	$181,912	$(21,239)	$62,461	$223,250

Balance, January 1, 2016	11,466,398	$115	$178,019	$(29,388)	$158,953	$307,699

Stock based compensation	—	—	1,722	—	—	1,722

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,104	—	(354)	—	—	(354)

Net income	—	—	—	—	1,321	1,321

Other comprehensive loss, net of tax	—	—	—	(5,053)	—	(5,053)

Balance, September 30, 2016	11,512,502	$115	$179,387	$(34,441)	$160,274	$305,335

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

The completion of this transaction is subject to closing conditions including the receipt of regulatory approvals from, among others, the Hawaii Public Utilities Commission, and approval by the Holdco shareholders.  The Merger Agreement contains certain termination rights for Holdco and Cincinnati Bell.  The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances, primarily related to if the Company receives and favors a competing merger offer, the Company will be required to pay a fee of $11.9 million.

In connection with entering into the Merger Agreement with Cincinnati Bell, the Company incurred professional fees related to the transaction of $2.0 million and $2.2 million during the three and nine months ended September 30, 2017, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at September 30, 2017 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $24.0 million and $21.7 million at September 30, 2017 and 2016, respectively, for additions to property, plant and equipment.

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues. Such amounts represent primarily Hawaii state general excise taxes and Hawaii Public Utility Commission fees. Such taxes and fees amounted to $2.1 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively.  Such taxes and fees amounted to $6.3 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic earnings per share - weighted average shares	11,587,963	11,512,280	11,568,540	11,499,947
Effect of dilutive securities:
Employee and director restricted stock units	—	—	—	39,881
Diluted earnings per share - weighted average shares	11,587,963	11,512,280	11,568,540	11,539,828

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 311,090 shares and 227,888 shares of common stock for the three months ended September 30, 2017 and 2016, respectively.  The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 311,090 shares and 8,319 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively.  For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of diluted net loss per share.  For the nine months ended September 30, 2016, the unrecognized compensation on a per unit basis for these restricted stock units was greater than the average market price of the Company’s common stock for the period presented.

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

3. Receivables

Receivables consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Customers and other	$34,344	$37,408
Allowance for doubtful accounts	(3,970)	(4,031)
	$30,374	$33,377

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Property, plant and equipment cost	$1,109,539	$1,036,137
Less accumulated depreciation	(501,441)	(440,140)
	$608,098	$595,997

Depreciation expense amounted to $21.7 million and $22.5 million for the three months ended September 30, 2017 and 2016, respectively.  Depreciation expense amounted to $63.9 million and $65.9 million for the nine months ended September 30, 2017 and 2016, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$17,562	$4,147	$21,709	$16,299	$5,410
Trade name and other	320	315	5	320	302	18
	22,029	17,877	4,152	22,029	16,601	5,428
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$17,877	$31,452	$49,329	$16,601	$32,728

As of September 30, 2017, the Company has goodwill of $12.1 million.  Prior to 2017, the Company recognized $10.5 million of goodwill as part of the data center services segment and $1.6 million in the telecommunications segment.  As further discussed in Note 14, because of recent operational, organizational and reporting changes, the Company has concluded it now has only one segment and one reporting unit.  As such, the Company now classifies all goodwill in the one segment.

Amortization expense amounted to $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.  Amortization expense amounted to $1.3 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$427
2018	1,307
2019	930
2020	574
2021	270
Thereafter	644
$4,152

dfjld

5. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Salaries and benefits	$9,584	$11,662
Interest	2,863	2,583
Other taxes	879	1,048
	$13,326	$15,293

Other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Other postretirement benefits, current	$3,465	$3,332
Installment financing contracts, current	2,317	2,157
Other	625	838
	$6,407	$6,327

Other liabilities, noncurrent, consisted of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Deferred revenue, noncurrent	$27,978	$7,453
Installment financing contracts, noncurrent	9,248	8,692
Other	1,813	2,094
	$39,039	$18,239

Deferred revenue includes advance billings of capacity and other services related to the Company’s trans-Pacific cable as more fully described in Note 11.

e

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Average Interest Rate	Final	September 30,	December 31,
	September 30, 2017	Maturity	2017	2016
Term loan A-1	5.06%	May 4, 2022	$88,875	$—
Term loan A-2	5.31	May 4, 2023	228,563	—
Term loan retired	NA	NA	—	290,138
Debt issue costs and issue discount			(5,837)	(5,439)
			311,601	284,699
Current			10,250	3,000
Noncurrent			$301,351	$281,699

In February 2017, the Company entered into a delayed draw credit agreement for new term loans and a new revolving credit facility.  The new facility fully funded the repayment of the existing term loan and replacement of the existing revolving credit on May 4, 2017.  Included in the new facility is a term loan A-1 for $90.0 million with quarterly principal payments of $1.1 million with the balance due at maturity in May 2022.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  In addition, the facility provides for a second term loan A-2 for $230.0 million with quarterly principal payments of $1.4 million for the first eight quarters and $2.9 million per quarter thereafter with the balance due at maturity in May 2023.  Interest, payable at least quarterly, is at the Alternate Base Rate plus a margin of 3.0% or a Eurocurrency rate plus a margin of 4.0%.

The new facility also provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  A commitment fee is payable quarterly to the lender under the facility.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  There were no drawings as of or for the periods ended September 30, 2017 on the new line of credit.

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

The Company had an existing revolving credit facility which was repaid and terminated on May 4, 2017.  Drawings for the nine months ended September 30, 2017 amounted to $10.0 million.  Such draws were used primarily to fund the construction of the SEA-US submarine cable system described in Note 11.  There were no amounts drawn as of or for the nine months ended September 30, 2016.

One of the syndicated lenders in both the new term loan and the term loan retired is a cooperative bank owned by its customers.  Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance.  The Company recognizes the patronage, generally as declared, as a reduction of interest expense.  The stock component is recognized at its stated cost basis with the accumulated stock investment included in other noncurrent assets.  The investment balance as of September 30, 2017 was not significant.

Maturities

The annual requirements for principal payments on long-term debt as of September 30, 2017 are as follows (dollars in thousands):

Year ended December 31,
2017 (remaining months)	$2,563
2018	10,250
2019	13,125
2020	16,000
2021	16,000
Thereafter	259,500
$317,438

Capitalized Interest

Interest capitalized by the Company amounted to $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  Interest capitalized by the Company amounted to $1.6 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following provides the components of benefit costs (income) for the applicable periods (dollars in thousands):

Pension

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$1,626	$1,703	$5,126	$5,695
Expected asset return	(2,576)	(2,159)	(7,805)	(7,513)
Amortization of loss	120	136	361	392
Net periodic benefit income	(830)	(320)	(2,318)	(1,426)
Settlement loss	1,090	486	3,360	486
Total benefit (income) expense	$260	$166	$1,042	$(940)

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$215	$259	$683	$777
Interest cost	532	655	1,661	1,964
Amortization of (gain) loss	(213)	119	(464)	356
Total benefit expense	$534	$1,033	$1,880	$3,097

During the three and nine months ended September 30, 2017, the Company’s pension plans for union employees and management employees paid lump-sum benefits to certain plan participants in full settlement of obligations due amounting to $6.8 million and $19.1 million, for the respective periods.  This resulted in the recognition of a loss on settlement for both pension plans.  Because of the settlements, the Company measured its pension plan obligations and plan assets as of each quarter end.  The Company used discount rates ranging from 3.56% to 3.57% as of September 30, 2017 to measure the pension plan obligations.  The new measurements resulted in recognition in other comprehensive income (loss) of a gain of $2.7 million and $3.5 million for the three and nine months ended September 30, 2017, respectively.

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

In January 2017, the Company amended the postretirement health benefits plan for management employees by implementing a cap on the amount of the premium subsidy at 2017 levels.  This resulted in recognition of a negative plan amendment as of January 31, 2017.  Because of the plan amendment, the Company measured its management postretirement benefits obligation as of January 31, 2017 using a discount rate of 4.07%.  The new measurement resulted in a retirement plan gain which was recognized in other comprehensive income of $19.7 million for the nine months ended September 30, 2017.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2016 that it expected to contribute $4.8 million to its pension plan in 2017.  For the nine months ended September 30, 2017, the Company has made contributions to the plan amounting to $3.0 million.  The Company presently expects to contribute the full amount during the remainder of 2017.

8. Income Taxes

The income tax provision (benefit) differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision (benefit) for the following reasons (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax (benefit) at federal rate	$(1,781)	$(154)	$(4,915)	$752
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(224)	(3)	(580)	143
Expense not deductible for tax	—	36	—	196
Tax credit included in taxable income	(21)	—	171	—
Other permanent differences	35	21	107	126
Capital goods excise tax credit	62	(74)	(500)	(325)
Change in valuation allowance	89,410	—	89,410	—
Total income tax provision (benefit)	$87,481	$(174)	$83,693	$892

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year differences are expected to reverse.  Valuation allowances are recognized to reduce deferred income tax assets to the amount that will more likely than not be realized.

The Company assesses the ability to realize its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that it will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.

In considering the impact of recent operations on the Company’s deferred tax asset assessment, the Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income or losses.  These are adjusted for permanent differences between financial reporting and taxable income.  For the three and nine months ended September 30, 2017, the Company incurred a pretax loss from operations.  In addition, as of September 30, 2017, the Company had a cumulative loss from operations for the three year period.  Because of the three year cumulative losses, the Company is required to look only to sources of income that are deemed objective and verifiable based on historical experience.  The Company considered that the cumulative loss was caused, in part, by costs not expected to recur in future periods such as merger costs.  However, the loss was also caused by costs, such as pension settlement losses, that are not deemed part of core operations but the frequency of which is hard to predict.  For example, in the third quarter of 2017, the level of retirements and related pension settlements ramped up making it more challenging to conclude such expenses will not recur in future periods.  With the challenge of predicting future taxable income based on actual historical results, the Company had to limit the amount of taxable income included in its assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, the Company established a full valuation allowance for its deferred income tax assets as of September 30, 2017. If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

The Company evaluates its tax positions for liability recognition.  As of September 30, 2017, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income (loss) for the three or nine months ended September 30, 2017 and 2016. All tax years from 2013 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 467,891 shares remaining to be issued at September 30, 2017.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of September 30, 2017, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the nine months ended September 30, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
2017
Nonvested at January 1, 2017	226,690	$25
Granted	164,190	24
Vested	(78,623)	25
Forfeited	(1,167)	21
Nonvested at September 30, 2017	311,090	$25

2016
Nonvested at January 1, 2016	174,518	$26
Granted	127,360	25
Vested	(61,453)	25
Forfeited	(12,537)	25
Nonvested at September 30, 2016	227,888	$25

The Company recognized compensation expense of $0.8 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively.  The Company recognized compensation expense of $2.1 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the nine months ended September 30, 2017 and 2016 was $1.3 million and $0.9 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 20,996 and 15,351 for the nine months ended September 30, 2017 and 2016, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees are settled in Company shares based on the share price at the date of settlement.  The estimated performance based compensation to be settled in stock amounted to $0.1 and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.  The estimated performance based compensation to be settled in stock amounted to $0.3 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.  The fair value of the shares granted under the plan in March 2017 amounted to $0.7 million.  Upon grant, employees were required to net share-settle to cover the required withholding tax.  Total payments for the employees’ tax obligations to the tax authorities by the Company amounted to $0.3 million. The net shares issued amounted to 17,174 shares which was based on the value of shares on the date of vesting.

10. Accumulated Other Comprehensive Loss

The balance of and all of the changes in accumulated other comprehensive loss as of and for the three and nine months ended September 30, 2017 and 2016, net of tax, are attributed to the Company’s retirement plans.

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Retirement plans
Amortization of gain/loss and settlement loss	$997	$741	$3,257	$1,234
Income tax provision on comprehensive income	(379)	(282)	(1,238)	(469)
Total	$618	$459	$2,019	$765

The amortization of gains and losses, and settlement loss were recognized primarily in selling, general and administrative expense for the periods ended September 30, 2017 and 2016.

11. Commitments and Contingencies

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to build and operate a trans-Pacific submarine cable system.  The total system cost amounted to $235 million and is primarily composed of a supply contract with the lead contractor.  The Company has contributed $25 million over the multi-year construction period in exchange for a fractional ownership in the system. The Company recognized its fractional share of the cost.  In addition, the Company constructed a cable landing station in Hawaii and is providing cable landing services. The system was completed in August 2017. As of September 30, 2017, the Company had incurred capital costs of $24.0 million primarily to the cable contractor for construction with all such costs capitalized.

The Company has excess capacity on its share of the trans-Pacific cable that it will make available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  As of September 30, 2017, the Company has entered into agreements for the sale of capacity and other services for $29.5 million, the majority of which has been received in up-front payments. As provided for in one of the agreements, funds of $5.0 million were held in escrow and released in August 2017 when the trans-Pacific cable was ready for service.  The restricted cash was previously reflected in other current assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in advance billings and customer deposits and other liabilities.  The Company is recognizing revenue for the circuits on a straight-line basis over the contract term.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it was accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015 and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  On a cumulative basis, as of December 31, 2017, the Company has an interim deployment obligation for approximately 4,400 locations.  As of September 30, 2017, the Company had deployed to approximately 2,300 locations and expects to meet all of its interim and final deployment obligations.  For the three months ended September 30, 2017 and 2016, the Company recognized $1.1 million and $1.1 million, respectively, in CAF Phase II funding as revenue.  For the nine months ended September 30, 2017 and 2016, the Company recognized $3.3 million and $3.3 million, respectively, in CAF Phase II funding as revenue.

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

Joint-Owned Utility Poles

Each of the electric utilities for the four counties in the State of Hawaii have separate agreements with the Company for the joint ownership and maintenance of utility poles along with other third parties, such as the State of Hawaii. The agreements set forth various circumstances requiring pole removal, installation and replacement and the sharing of costs among the joint pole owners. The agreements allow for the cost of work done by one joint pole owner to be shared by the other joint pole owners based on the apportionment of costs in the agreements. Generally, the electric utilities have maintained, replaced and installed the majority of the jointly-owned poles and have billed the other joint pole owners for their respective share of the costs. The Company has a disagreement with the common owner of the utilities in three of the counties in Hawaii regarding the amount the utilities are requesting for their share of the capitalized costs.

For one of the three utilities referenced above, a dispute resolution process is proceeding as specified by the joint pole agreement.   For another of the utilities, a complaint for payment was filed by the utility with the State court in 2016.  The Company has negotiated the structure for a potential resolution of the dispute with the three utilities.  However, implementation depends on entering into various binding agreements with the utilities and approval of the Hawaii Public Utilities Commission with its jurisdiction over both the Company and the utilities.  Management of the Company believes the amount recognized in the Company’s condensed consolidated financial statements for amounts due the utilities are reflective of what is owed and a reasonable estimate of the final settlement to be reached with the utilities.

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

Debt – The fair value of debt outstanding as of September 30, 2017 is estimated at its present value using current market rates for similar types of borrowing arrangements.  The fair value of previously held debt as of December 31, 2016 was based on the value at which the debt was trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
September 30, 2017
Liabilities - long-term debt (carried at cost)	311,601	317,927
December 31, 2016
Liabilities - long-term debt (carried at cost)	284,699	293,765

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	317,927	293,765
Significant unobservable inputs (Level 3)	—	—
	$317,927	$293,765

13. Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Cash paid during the year:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	10,517	9,938
Non-cash investing activities - capital assets acquired under installment contracts	2,423	—
Non-cash financing activities - common shares issued for performance based compensation, net of withholding taxes paid	400	—

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows effective with issuance of a new accounting standard in November 2016. Retrospective application of the new standard was required so the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 was revised to reflect application of the new standard.  This resulted in an increase to the beginning and ending reported cash, cash equivalents and restricted cash previously reported in the condensed consolidated statements of cash flow of $3.8 million for the nine months ended September 30, 2016.

The following is a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of such amounts in the condensed consolidated statements of cash flows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$44,723	$15,821
Restricted cash included in other current assets
Escrow deposits for capacity sales	—	5,000
Restricted cash included in other assets
Other	250	325
Total cash, cash equivalents and restricted cash	$44,973	$21,146

The escrow deposits for capacity sales are more fully described in Note 11.  The restriction on the escrow deposits was removed in the third quarter of 2017.

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

The following table provides information on the Company’s revenue by channel (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Business services	$41,860	$44,797	$127,363	$136,312
Consumer services	33,688	35,680	101,780	107,838
Wholesale carrier data	12,567	13,440	37,997	40,373
Other	2,898	3,931	9,681	11,660
	$91,013	$97,848	$276,821	$296,183

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	the effect of the announcement and pendency of the proposed merger agreement, including the outcome of any legal proceeding related to the merger transaction;
•	changes in demand for our products and services;
•	our ability to fund capital expenditures for network enhancements;
•	failures in critical back-office systems and IT infrastructure;
•	our ability to retain experienced personnel;
•	our ability to enter into a new collective bargaining agreement;
•	a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	the ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	the ability of our operating subsidiaries to distribute funds or assets to the parent company;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	technological changes affecting the telecommunications industry;
•	our ability to continue to license or enforce the intellectual property rights on which our business depends;
•	failure to renegotiate contracts with television content providers on acceptable terms or at all;
•	economic conditions in Hawaii;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition;
•	the effect of severe weather and natural disasters;
•	the ability of a few large shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

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

Significant Recent Development

On July 9, 2017, Hawaiian Telcom Holdco, Inc. (“Holdco”), a Delaware corporation, Cincinnati Bell Inc.  (“Cincinnati Bell”), an Ohio corporation, Twin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Cincinnati (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Holdco and Holdco will be the surviving corporation (the “Merger”).  On November 7, 2917, our stockholders approved the Merger but the Merger remains subject to regulatory approvals.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

For the three and nine months ended September 30, 2017, the Company incurred a net loss of $92.7 million and $98.1 million, respectively. For the three months ended September 30, 2016, the Company had a nominal loss of $0.3 million.  For the nine months ended September 30, 2016, the Company had net income of $1.3 million.

The net loss for the current year periods was most significantly impacted by the income tax provision of $87.5 million and $83.7 million for the three and nine months ended September 30, 2017, respectively.  In part, because of recent pretax losses from operations, the Company concluded it was not appropriate to factor in future income in its assessment of the realization of deferred income tax assets.  As such we established a full valuation allowance for our deferred income tax assets as of September 30, 2017 resulting in the large income tax provision.

The loss before the income tax provision was impacted by several factors. We incurred professional fees related to the proposed merger of $2.0 million and $2.2 million for the three and nine months ended September 30, 2017, respectively.  For the three and nine month periods ended September 30, 2017, we incurred pension settlement losses of $1.1 million and $3.4 million, respectively, associated with a higher level of retirements starting in the early part of 2017.  In addition, for the nine month period, we incurred a loss on the early extinguishment of debt of $4.8 million.

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of September 30, 2017 and 2016, and our operating revenues for the three and nine months ended September 30, 2017 and 2016.  For comparability, we also present volume information as of September 30, 2017 compared to June 30, 2017.

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

Volume Information

As of September 30, 2017 compared to September 30, 2016

	September 30,		Change
	2017	2016	Number	Percentage
Business
Data lines	18,530	19,754	(1,224)	(6.2)%
BVoIP lines	21,421	18,593	2,828	15.2%
Voice access lines	153,273	162,587	(9,314)	(5.7)%

Consumer
Video subscribers	44,312	39,774	4,538	11.4%
Internet lines	90,563	91,000	(437)	(0.5)%
Voice access lines	123,738	139,167	(15,429)	(11.1)%
Homes enabled for video	205,000	201,000	4,000	2.0%

As of September 30, 2017 compared to June 30, 2017

	September 30,	June 30,	Change
	2017	2017	Number	Percentage
Business
Data lines	18,530	18,917	(387)	(2.0)%
BVoIP lines	21,421	20,666	755	3.7%
Voice access lines	153,273	155,743	(2,470)	(1.6)%

Consumer
Video subscribers	44,312	43,235	1,077	2.5%
Internet lines	90,563	90,073	490	0.5%
Voice access lines	123,738	127,134	(3,396)	(2.7)%
Homes enabled for video	205,000	204,000	1,000	0.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Business
Data services	$14,876	$15,426	$(550)	(3.6)%
Voice services	20,431	21,687	(1,256)	(5.8)%
Hosted and managed services	1,503	1,523	(20)	(1.3)%
Equipment and related services	5,050	6,161	(1,111)	(18.0)%
	41,860	44,797	(2,937)	(6.6)%
Consumer
Video services	11,103	10,483	620	5.9%
Internet services	6,639	7,053	(414)	(5.9)%
Voice services	15,946	18,144	(2,198)	(12.1)%
	33,688	35,680	(1,992)	(5.6)%
Wholesale carrier data	12,567	13,440	(873)	(6.5)%
Other	2,898	3,931	(1,033)	(26.3)%
	$91,013	$97,848	$(6,835)	(7.0)%

Operating Revenues, continued (dollars in thousands)

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Business
Data services	$45,495	$49,847	$(4,352)	(8.7)%
Voice services	62,423	65,851	(3,428)	(5.2)%
Hosted and managed services	4,677	4,810	(133)	(2.8)%
Equipment and related services	14,768	15,804	(1,036)	(6.6)%
	127,363	136,312	(8,949)	(6.6)%
Consumer
Video services	32,502	29,907	2,595	8.7%
Internet services	19,940	22,106	(2,166)	(9.8)%
Voice services	49,338	55,825	(6,487)	(11.6)%
	101,780	107,838	(6,058)	(5.6)%
Wholesale carrier data	37,997	40,373	(2,376)	(5.9)%
Other	9,681	11,660	(1,979)	(17.0)%
	$276,821	$296,183	$(19,362)	(6.5)%

Business Channel

The Company continues to transform its business channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the business channel to include business data services, and hosted and managed services.

Business data services, including internet and BVoIP, decreased for the three and nine months ended September 30, 2017 compared to the same periods in the prior year.  Demand for data services continues to rise as reflected in the growth of BVoIP lines.  However, revenues were adversely impacted by competitive pricing pressure and declining revenue associated with one large institutional customer.  For the nine months ended September 30, 2017 and 2016, business data services revenue from this customer amounted to $1.2 million and $5.6 million, respectively, including non-recurring fee revenue on certain upfront billed amounts which ended with the fixed contract term on June 30, 2016.  In addition, during the nine months ended September 30, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.

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

The decrease in voice service revenues for the business channel for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was caused primarily by the decline of voice access lines. Business voice access lines decreased 5.7% as of September 30, 2017 compared to September 30, 2016.  The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 15.2% for the same period.

Hosted and managed services revenues for the three and nine months ended September 30, 2017 were comparable to the prior year periods.

Equipment and related services revenues decreased for the three and nine months ended September 30, 2017 when compared to the prior year periods because of large contract installations for certain commercial and institutional customers completed in 2016.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

The Company continues to transform its consumer channel by replacing traditional voice services with next generation strategic services.  The Company considers strategic service revenues in the consumer channel to include video and internet services.  Consumer strategic revenues now represent 53% of the total consumer channel revenues for the current quarter compared to 49% in the prior year period.

Video services revenue increased for the three and nine months ended September 30, 2017 compared to the same periods in the prior year because of an increase in video subscribers of 11.4%.

Internet revenues for the three and nine months ended September 30, 2017 decreased compared to the prior year as a result of the combined effect of competitive pricing and a decline in low-bandwidth internet subscribers.

The decrease in voice services revenue for the three months and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 11.1% from the year ago period which contributed an estimated $2.0 million and $6.2 million to the decline in consumer voice services revenue for the three and nine months ended September 30, 2017, respectively.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale and Other Channel

Wholesale carrier revenue decreased for the three and nine months ended September 30, 2017 compared to the same periods in the prior year as certain carriers have replaced older legacy circuits with more cost effective higher bandwidth solutions.

Other revenue decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication services.

Operating Costs and Expenses

The following tables summarize our costs and expenses for the three and nine months ended September 30, 2017 compared to the costs and expenses for the three and nine months ended September 30, 2016 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$40,100	$41,903	$(1,803)	(4.3)%
Selling, general and administrative expenses	29,827	29,206	621	2.1%
Depreciation and amortization	22,174	23,036	(862)	(3.7)%
	$92,101	$94,145	$(2,044)	(2.2)%

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$121,472	$124,987	$(3,515)	(2.8)%
Selling, general and administrative expenses	87,830	88,625	(795)	(0.9)%
Depreciation and amortization	65,186	67,479	(2,293)	(3.4)%
	$274,488	$281,091	$(6,603)	(2.3)%

The Company’s total headcount as of September 30, 2017 was 1,220 compared to 1,289 as of September 30, 2016.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, video content costs and other cost of services directly associated with various products.  Costs of revenue for the three and nine months ended September 30, 2017 when compared to the prior year periods decreased with reduced costs of labor of $0.7 million and $2.2 million, respectively, with an emphasis on labor efficiency.  In addition, for the three and nine month periods in 2017 compared to the same periods in 2016, we incurred $0.3 million and $1.9 million less in third party labor costs.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The change for the three and nine months ended September 30, 2017 relative to the three and nine months ended September 30, 2016 is primarily due to lower wage costs of $1.2 million and $2.9 million, respectively, on lower headcount.  In addition, employee retirement costs declined for the three months ended September 30, 2017 compared to the same period in prior year by $0.4 million and increased for the nine months ended September 30, 2017 by $0.8 million.  Retirement costs were primarily impacted by the level of retirements in each period impacting the amount of losses recognized on pension lump sum settlements.  Selling, general and administrative expenses were also impacted by professional fees related to the pending merger amounting to $2.0 million and $2.2 million for the three and nine months ended September 30, 2017, respectively.

Depreciation and amortization for the three and nine month periods ended September 30, 2017 was lower than the same periods in the prior year due to certain assets becoming fully depreciated in the latter part of 2016.

Other Income and (Expense)

The following tables summarize other income (expense) for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Interest expense	$(4,150)	$(4,156)	$6	(0.1)%
	$(4,150)	$(4,156)	$6	(0.1)%

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	Percentage
Interest expense	$(11,962)	$(12,879)	$917	(7.1)%
Loss on early extinguishment of debt	(4,826)	—	(4,826)	NA %
	$(16,788)	$(12,879)	$(3,909)	30.4%

Interest expense for the nine months ended September 30, 2017 decreased compared to the same period in 2016 due to lower interest rates associated with our new financing.  Interest capitalized amounted to $0.5 million and $0.4 million for three months ended September 30, 2017 and 2016, respectively.  Interest capitalized amounted to $1.6 million and $1.1 million for nine months ended September 30, 2017 and 2016, respectively.  The growth in capitalized interest is due to the financing costs attributed to the trans-Pacific cable that was under construction until completion in August 2017.

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

Income Tax Provision

For the three and nine months ended September 30, 2017, we recognized an income tax provision of $87.5 million and $83.7 million, respectively.  The large tax provision was primarily attributed to the full valuation allowance established for deferred income tax assets in the current year periods.

We assess the ability to realize our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.

In considering the impact of recent operations on our deferred tax asset assessment, we utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative income or losses.  These are adjusted for permanent differences between financial reporting and taxable income.  For the three and nine months ended September 30, 2017, we incurred a pretax loss from operations.  In addition, as of September 30, 2017, we had a cumulative loss from operations for the three year period.  Because of the three year cumulative losses, we are required to look only to sources of income that are deemed objective and verifiable based on historical experience.  We considered that the cumulative loss was caused, in part, by costs not expected to recur in future periods such as merger costs.   However, the loss was also caused by costs, such as pension settlement losses, that are not deemed part of core operations but the frequency of which is hard to predict.  For example, in the third quarter of 2017, the level of retirements and related pension settlements ramped up making it more challenging to conclude such expenses will not recur in future periods.  With the challenge of predicting future taxable income based on actual historical results, we had to limit the amount of taxable income included in our assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, we established a full valuation allowance for our deferred income tax assets as of September 30, 2017. If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

For the current year periods, the income tax provision differs from amounts determined by applying the statutory federal income tax rate of 34% to the loss before income taxes primarily because of changes in the valuation allowance established for the recovery of deferred income tax assets.  Excluding the effects of the valuation allowance, we consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $44.7 million. From an ongoing operating perspective, our cash requirements in 2017 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand, cash generated from operating activities and available financing will be used to fund our cash requirements.

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

Cash Flows for Nine Months Ended September 30, 2017 and 2016

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

Net cash provided by operations amounted to $80.8 million for the nine months ended September 30, 2017.  Net cash provided by operations amounted to $72.9 million for the nine months ended September 30, 2016.  The increase in cash provided by operations was because of up-front payments received for fiber circuit capacity on our trans-Pacific cable that was completed in August 2017.

Cash used in investing activities for the nine months ended September 30, 2017 was comprised of capital expenditures of $75.7 million.  Cash used in investing activities included capital expenditures of $78.3 million for the nine months ended September 30, 2016.  The level of capital expenditures for 2017 is expected to be less than in 2016 as we scale back capital on certain elements of our network expansion initiatives focusing on those directly related to sales opportunities.

During the nine months ended September 30, 2017, we received the proceeds of our new term loan borrowing of $320.0 million.  Prior to funding the term loan, we had made borrowings on our existing line of credit of $10.0 million in 2017.  The drawing was used, in part, to fund capital costs of our trans-Pacific submarine cable.  The new term loan funded the repayment of the existing term debt and the outstanding balance on our existing line of credit.  Total repayments of debt amounted to $302.7 million for the nine months ended September 30, 2017.  In addition, during the same period we paid for costs of the new financing amounting to $6.3 million.  The balance of cash flows from financing activities for the nine months ended September 30, 2017 and 2016 was related primarily to proceeds from and satisfaction of other obligations.

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

Contractual Obligations

During the nine months ended September 30, 2017, the Company’s future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2016 in our Form 10-K.  However, we did fund our new term debt facility on May 4, 2017 and repaid existing debt which resulted in revised obligations for term debt and debt interest as of September 30, 2017, at current rates, as follows (dollars in thousands):

		2018 and	2020 and	2022 and
	2017	2019	2021	Thereafter	Total
Term loan facility	$2,563	$23,375	$32,000	$259,500	$317,438
Debt interest	4,271	32,646	29,680	14,364	80,961
Total	$6,834	$56,021	$61,680	$273,864	$398,399

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2016, and have not changed materially from that discussion.  The possible impact of recently adopted and recently issued accounting pronouncements is discussed in Note 2 to the condensed consolidated financial statements included in Part I, Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, our floating rate obligations consisted of $317.4 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at September 30, 2017 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.2 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 should be read in conjunction with the disclosures set forth herein.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On October 13, 2017, plaintiff Anthony Franchi filed a putative class action lawsuit in the U.S. District Court for the District of Hawaii, against the Company, the individual members of the Company’s board of directors, Cincinnati Bell Inc. (“Cincinnati Bell”) and Twin Acquisition Corp. a wholly-owned subsidiary of Cincinnati Bell, as defendants (the “Complaint”).  The Complaint alleges violations of federal securities laws due to alleged omissions of certain material information in the Registration Statement on Form S-4 filed by Cincinnati Bell with the United States Securities and Exchange Commission (the “SEC”) on August 17, 2017 (the “Registration Statement”), in connection with the proposed merger between the Company and Twin Acquisition Corp. (the “Proposed Merger”).  Plaintiffs are seeking to enjoin the Proposed Merger, or if the Proposed Merger is consummated, an order rescinding the Proposed Merger, dissemination of a Registration Statement that includes the information alleged to have been omitted, certain declaratory relief and an award of attorneys’ fees.  Although the Company believes the Complaint lacks merit and no further disclosure was required to supplement the Registration Statement or related proxy statement/prospectus under applicable laws, to avoid the risk that the Complaint may delay or otherwise adversely affect consummation of the Proposed Merger and to minimize the expense of defending such action, the Company voluntarily supplemented the disclosures contained in the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 5, 2017, all of which are set forth in the Current Report on Form 8-K filed by the Company with the SEC on October 31, 2017.

Item 1A.  Risk Factors

See Part I, Item 1A, “Risk Factors,” of our 2016 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition along with the following new risk factor.

Our business may be adversely affected by the announcement and pendency of our merger agreement with Cincinnati Bell.

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

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on November 8, 2017 announcing its 2017 third quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Item 6.  Exhibits

See following Exhibit Index.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 8, 2017 announcing third quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

November 8, 2017	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

November 8, 2017	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer