Form 10-K
period 2017-12-31
Hawaiian Telcom Holdco, Inc.
filed 2018-03-13
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates as of June 30, 2017 was $148,761,372.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 1, 2018, 11,587,963 shares of the registrant’s common stock, $0.01 par value, were outstanding.

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward‑looking statements and from historical results include, but are not limited to, the following:

•

the effect of the pendency of the Merger (See “Part I, Item 1—Business, History and Organizational Structure), including the failure to consummate the Merger for any reason, including the failure to satisfy all of the closing conditions;

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

PART I

Item 1.  Business

Business Overview

Hawaiian Telcom Holdco, Inc. (the Company) is the largest full service provider of communications services and products in Hawaii. Through our operating subsidiaries we provide local telephone service including voice and data transport, enhanced custom calling features, network access, directory assistance and private lines. In addition, we provide high speed Internet, long distance services, next generation television service, next generation Internet protocol (IP) based network services, customer premises equipment, data solutions, managed services, data center services including colocation and virtual private cloud, billing and collection and wireless services. Our services are offered on all of Hawaii’s major islands, except for our next generation television service, which currently is available only on the island of Oahu. As of December 31, 2017, our telecommunications operations served approximately 271,000 voice access lines, 22,000 business Voice over Internet Protocol (VoIP) lines, 110,000 high-speed Internet lines, and 45,000 video subscribers.

See “—Sources of Revenue” below and “Segment Information” in the notes to the financial statements for additional information regarding revenues and total assets.

History and Organizational Structure

General

The Company was incorporated in Delaware in 2004. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, our Hawaiian Telcom, Inc. subsidiary has a strong heritage of over 134 years as Hawaii’s communications carrier. From 1967 to May 1, 2005, we operated as a division of Verizon Communications Inc. (Verizon) or its predecessors. On May 2, 2005, the Verizon businesses conducted in Hawaii were reorganized and consolidated (2005 Reorganization) into Hawaiian Telcom Communications, Inc., a Delaware corporation and wholly owned subsidiary of the Company. As a result of the 2005 Reorganization, we became a stand-alone provider of communications services, operating as Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc., both wholly-owned subsidiaries of Hawaiian Telcom Communications, Inc.

On July 9, 2017, the Company, Cincinnati Bell Inc.  (Cincinnati Bell), an Ohio corporation, Twin Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Cincinnati Bell (Merger Sub), entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which Merger Sub will merge with and into the Company and the Company will be the surviving corporation (the Merger).  On November 7, 2017, our stockholders approved the Merger, but the Merger remains subject to additional closing conditions including certain regulatory approvals.  Assuming all closing conditions are met, the Company estimates the Merger to close near the middle of 2018.

Hawaiian Telcom, Inc., a Hawaii corporation, is the incumbent local exchange carrier (ILEC) in Hawaii and operates our regulated local exchange carrier business. Hawaiian Telcom Services Company, Inc., a Delaware corporation, operates other businesses including Internet, television, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, cloud-based services, long distance and wireless businesses. SystemMetrics Corporation, a wholly-owned subsidiary of Hawaiian Telcom Services Company, Inc. and a Hawaii corporation, provides data center services including colocation and virtual private cloud. Wavecom Solutions Corporation, a wholly-owned subsidiary of Hawaiian Telcom, Inc. and a Hawaii corporation, provides voice, data and converged services.

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

Over the last decade, the U.S. telecommunications industry has undergone significant structural changes as many of the largest service providers have achieved growth through acquisitions and mergers, while others have restructured or entered bankruptcy to obtain protection from creditors. In addition, the Telecommunications industry continues to see changes in consumer behavior as products and services continue to evolve.  Despite these changes, the demand for telecommunications services as a whole, particularly data services, has remained strong, and telecommunications companies increasingly bundle services and provide integrated offerings for customers.  Hawaii’s telecommunications industry remains active, and demand for telecommunications services overall remains strong, due in part to the State’s geographic isolation. Hawaii is connected to the mainland United States and Asia via undersea cables and several satellite networks.

Our Business Strategy

Our primary objective is to be Hawaii’s Technology LeaderSM and the number one service provider of innovative communications, information and entertainment solutions to the people and businesses of Hawaii. The key elements of our business strategy are to grow our business with a focus on delivering superior service to our customers, which includes the following:

•

Leverage our broadband network.  Our broadband network is the foundation for our services to our customers, and we continue to expand its footprint and invest in advanced technology platforms that support advanced communications and network services. We completed the build‑out of our Multiprotocol Label Switching (MPLS) core network statewide and continue to deploy both fiber‑to‑the‑node (FTTN) and fiber‑to‑the‑premise (FTTP) access technologies to enhance and expand the speed and reach of our broadband network. We are deploying high‑speed technologies such as Very High Bit Rate Digital Subscriber Line Generation 2 (VDSL2), Gigabit Passive Optical Network (GPON), and Metro Ethernet to deliver new 1 Gbps broadband service and other high-bandwidth IP-based services such as our next‑generation television to consumers, Voice over Internet Protocol (VoIP), Internet protocol Virtual Private Network (IP‑VPN), managed services, data center services, including colocation and virtual private cloud, and cloud‑based services to businesses. In all customer channels, we continue to enhance our services by adding new service options, features and functionality.

•

Drive a customer‑ and sales‑focused organization.  Our customer operations team allows us to more effectively focus on customer satisfaction and successful delivery of our services, with the ultimate goal of delivering a consistent and comprehensive customer experience.

•

Deliver new and innovative products and services to attract and retain customers.  We have successfully added, and expect to continue to add, new products and services to our customer offerings. We offer a full range of services, including voice, Internet, television, data, customer premises equipment (CPE), wireless, advanced communications and network services, managed services, data center services including colocation and virtual private cloud, and cloud-based services supported by the reach and reliability of  Hawaii’s largest next-generation fiber network, 24x7 state-of-the-art network operations center and Tier III data center. We believe our suite of next-generation data and IP based services, such as our Fiber-to-the-Home and Fiber-to-the-Business Internet, business VoIP, IP VPN services, and cloud applications better positions us to compete for new customers and drive winback opportunities while also allowing us to improve retention of existing customers by migrating them from legacy services. Our next generation television service, Hawaiian Telcom TV, is an important growth component for our consumer products portfolio and critical to our strategy to win the home and capture a share of the significant television and entertainment market opportunity.

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

In furtherance of our growth strategy, we continue to make important investments that further our business objectives.  In August 2014, the Company joined a consortium of national and international companies to build and operate the Southeast Asia to United States (SEA-US) trans Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States. The cost to construct the system is expected to be approximately $235 million. We paid $25 million for a fractional ownership in the system. As part of this project, we constructed a cable landing station in Makaha, Hawaii, and provide cable landing services to SEA-US. The system became operational in August 2017, and provides an initial 20 Tbps of capacity using state-of-the-art 100Gbps technology to accommodate the statewide increase in data consumption.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the marketplace and help us successfully execute our business strategy:

•

Strong Local Presence.  We have been serving Hawaii’s communities for over 134 years and employ approximately 1,200 employees statewide. Each year, we donate to various local charities and our employees volunteer thousands of hours of community service. Moreover, we believe we are able to understand our customers’ needs because our employees share many of those same needs. We also share Hawaii’s history, heritage, and strive to be an example of Hawaii’s unique values. Because we are locally managed, we believe we are more responsive to Hawaii’s consumers and businesses.

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

•

Advanced Network Infrastructure.  We own one of the State’s most extensive and reliable communications networks, including one of the largest fiber optic cable networks in Hawaii. Our statewide MPLS backbone and next-generation fiber network is one of the largest IP networks in Hawaii and allows us to deliver advanced IP-based services to over 99% of the State’s population. Our network is supported by a 24x7 state-of-the-art network operations center and Tier III data center. We continue to expand our fiber network and to enhance and expand the speed and reach of our broadband network, which we believe will enable us to offer new products and services that will generate growth in our business and allow us to compete more effectively in the marketplace.

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

Equipment and Managed Services

We have resale relationships and certifications with a number of branded technology vendors, which allows us to competitively sell and install a wide variety of telecommunications equipment such as key, PBX, and other hardware solutions.  In addition, we provide managed services as an end-to-end solution that manages, monitors, and supports a business’s network, CPE, and corporate data security. As business networks become more complex, the amount of time and capital businesses must spend to support their networks increases accordingly. Our managed services enable customers to focus on their core business by leaving the day-to-day management of their networks to us. Our managed services product portfolio consists of managed network and security services, IT professional services, and security consulting.

Consumer Channel

Video Services

We introduced our next-generation television service on the island of Oahu in July 2011. Our Hawaiian Telcom TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay per view channels and video on-demand service. During 2017, we continued to invest in our network to provide integrated digital video, high-speed Internet and voice services to new and existing customers by adding over 3,000 new households enabled for our TV service (HHE) bringing the total number of HHE to over 205,600 as of the end of 2017. The addition of new HHE in our single family home footprint is expected to subside going forward.  Our IPTV service is expected to be a critical growth component for our consumer products portfolio and an anticipated anchor of our service bundling strategy. With television, we are now able to bundle digital video, high-speed Internet and voice services in certain areas of the island of Oahu.

Internet Services

We provide high-speed Internet access to our residential customers with speeds up to 1 Gbps in the FTTP footprint.  In 2016, we launched WiFi Plus, a premium program that provides customized solutions to maximize customers’ in-home Wi-Fi experience.

Voice Services

Consumer voice services include basic local telephone and long distance services.  We provide additional value-added features such as call waiting, caller ID, voice messaging, three-way calling, call forwarding and speed dialing. We also offer a variety of long distance plans, including rate plans based on minutes of use, flexible or unlimited long distance calling services.  The rates that can be charged to customers for basic local and certain other services are regulated by the HPUC.

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

Data Center Services

We provide colocation and virtual private cloud data center services to our business customers. Colocation enables our customers to install and remotely operate their IT equipment. Virtual private cloud services include the use of shared virtualized computing resources and a variety of customer control features and services, including back up data storage and cloud-based network security. We also offer a complete cloud service portfolio that includes a Desktop-as-a-Service product, the Microsoft® Office 365 suite of cloud-based Software-as-a-Service products, along with Infrastructure-as-a-Service and Security-as-a-Service.  In addition, we provide related professional services, including planning, design, implementation and support services, to enable our customers to better manage and transition between their IT solutions.  We consider data center services as part of our business channel.

Markets and Customers

Telecommunications

We have been a telecommunications provider in Hawaii for more than 134 years. Our market consists of 86 central offices serving an area of approximately 6,352 square miles on the islands of Oahu, Maui, Hawaii, Kauai, Molokai and Lanai. We are the incumbent provider of local exchange services within this area and own the State’s most extensive local telecommunications network, with approximately 272,000 local access lines served as of December 31, 2017, of which 45% served residential customers and 55% served business customers.

Our market is characterized by high population density, with approximately 72% of the state’s population concentrated on Oahu over an area of approximately 598 square miles, or approximately 1,500 persons per square mile. In addition, approximately 34% of the households in Hawaii reside in multi-dwelling units (MDUs)—approximately 41% on Oahu—compared with approximately 31% in the U.S. overall. This concentration of customers and commerce provides opportunities to leverage our network infrastructure to deliver products and services efficiently and in a cost effective manner and to market and sell our services more effectively. Given Hawaii’s geographic isolation, Hawaii residents and businesses may have telecommunications needs that are different from those in the mainland United States. Furthermore, in 2016, the median household income in Hawaii was estimated to exceed the national median household income by approximately $15,000. For the foregoing reasons, our strategy is to leverage the distinctive qualities of the Hawaii market to develop customized, local marketing strategies.

Our business marketplace is dominated by several key industries. The federal government accounts for approximately 12% of gross state product. With the U.S. Pacific Command, one of the largest U.S. unified service commands, based in Hawaii, the federal government, collectively through its many departments and agencies, is one of our largest customers. Similarly, Hawaii state and local government, collectively through their many departments and agencies, constitutes a significant part of our business.  The hospitality industry and financial institutions also account for a significant portion of our business. The operations of these leading sectors are communications intensive, and we believe that they are dependent on our modern, reliable services. Hawaii’s small business market (in the aggregate) is also a key driver of Hawaii’s economy—approximately 95% of the companies in Hawaii employ fewer than 50 employees, and these businesses make up a market of approximately 38,000 businesses. We believe that these business customers represent an underserved segment that we are targeting aggressively with new product and service offerings.

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

Competition

The telecommunications industry is highly competitive. We experience competition from many communications service providers, including Charter Communications d/b/a Spectrum (Spectrum), which acquired local cable operator Oceanic Time Warner (Oceanic) in 2016; wireless carriers; long distance providers; competitive local exchange carriers; Internet service providers; Internet information providers; over-the-top hybrid voice providers; and other companies that offer network services and managed enterprise solutions. Many of these companies have a strong market presence, brand recognition, and existing customer relationships, all of which contribute to competition that may affect our future revenue growth. We expect competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products and services.

Spectrum, the second largest cable operator in the United States, is the Company’s most significant competitor. Approximately 70% of the occupied households on Oahu that subscribe to television service subscribe to Spectrum's cable television service. Spectrum also has the majority share of the high speed Internet market in Hawaii, which it uses as a platform to offer voice services utilizing VoIP technology, and markets its cable, high speed Internet, and voice services through competitive bundled offerings. In addition, Spectrum (marketing business products under “Spectrum Business”) has targeted communications service offerings to small and medium sized businesses.  Spectrum competes aggressively with the Company on products, pricing and marketing.

Wireless communications services continue to constitute a significant source of competition with traditional wireline phone service, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, many customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless services. We anticipate the wireless substitution trend will continue, and could pose additional threat to our high-speed Internet product, particularly if wireless service rates continue to decline and the wireless service providers are able to deliver faster data speeds. Over the top hybrid providers, such as Skype, Magic Jack, Vonage, WhatsApp, Messenger, and LINE, also offer the capability to provide local voice and long distance calls using an Internet-connected smartphone, tablet or personal computer.

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

Network Architecture and Technology

As the market leader in Hawaii for advanced telecommunications and cloud-based services, in 2017, we invested approximately $76 million in our network to ensure Hawaii’s most technologically advanced broadband communications network provided the reach, capacity, security and resiliency required of our customers and to position ourselves as a key hub for critical trans-Pacific traffic. Pursuing such a strategy has enabled us to add hundreds of miles to our fiber network and to complete the SEA-US trans-pacific submarine cable system which enables us to expand data connectivity beyond Hawaii to both the Asia/Pacific and Continental U.S. locations.

MPLS and Transport Network

We believe that our statewide MPLS network is unmatched in Hawaii in reach, capacity, security, resiliency, and reliability. Consisting of two provider core routers, eight provider edge routers, and 39 service edge routers meshed for resiliency throughout the island chain, we offer a wide range of Layer 2 and Layer 3 MPLS services with many advanced features, including advanced traffic engineering support of intelligent QoS (Quality of Service) Service OAM (operations, administration, and management) capabilities, multiple access technologies, standards based routing protocols, Internet access across a single physical connection, and up to 100Gb Ethernet access. Driven by strong bandwidth growth from our high-speed Internet service, next-generation television service, wireless backhaul, and other retail and wholesale business requirements, in 2017, we expanded bandwidth capacity in the border and core sections of our MPLS network to accommodate increased demand and utilized our trans-pacific submarine cable system for direct connections to the world’s leading internet carriers with 100Gb connections.  These interconnected platforms combine wave division multiplexing (WDM) transport, reconfigurable optical add-drop multiplexers (ROADM), and centralized carrier Ethernet switching in a single converged device allowing us to meet our customers’ bandwidth needs economically. In 2017, we also introduced next generation Optical Networking leveraging lower-cost 100Gb Data Center Interconnect (DCI) and Point-to-Point capabilities. Our two border routers are provisioned with diverse trans-Pacific links to mainland carriers, along with expanded peering and content caching arrangements with global providers to reduce latency and buffering to our customers. Streaming Internet video is a major demand on our bandwidth capacity. Thus, in 2017, we expanded our on-island Video Caches from major CDN (Content Delivery Network) Providers and activated direct interconnection to these providers.  In 2018, we plan to continue to expand bandwidth capacity in core, edge, and access sections of our MPLS network to accommodate increasing demand.

Our telecommunication infrastructure includes more than 16,000 sheath miles of fiber optic cable and copper wire distribution lines. We have an ownership interest in the Hawaiian Interisland Cable System (HICS) and Hawaii Interisland Fiber Network HIFN) interisland cables connecting the islands of Oahu, Kauai, Maui, Hawaii, Molokai, and Lanai through deep sea, submarine fiber.  We lease capacity on other systems which provide additional diversity to our interisland network.  We also have an ownership interest in the Southeast Asia to United States (SEA-US) trans-Pacific fiber cable network connecting Indonesia, Philippines, Guam, Hawaii, and California. In addition, we lease capacity on other trans-Pacific fiber optic cables to the U.S. Mainland, which provide diversity to protect our communications between the islands and high-speed broadband links in and out of the State.

Voice Network

Powered by Broadsoft, we continued to add new services and features to our VoIP application servers in 2017, providing Hawaii businesses the communication tools they need to compete locally and globally in a fast, reliable, and secure manner.

Plain Old Telephone Service (POTS) is still provided statewide and as of December 31, 2017, we operated 99 local base and remote switches and five tandem switches spread across all islands. These legacy access lines are served by digital switches provided predominantly by Nokia (formerly Alcatel-Lucent) and Genband.

Network Optimization Initiatives

To lower our operational costs and migrate our services off legacy systems to more efficient next generation platforms, we embarked on network optimization projects to retire older network elements.  In 2017, we shut down our oldest Digital Subscriber Line Access Multiplexers (DSLAMs) in several key offices, transferred thousands of POTS customers off energy inefficient switches, and migrated customers to newer platforms to shut down all remaining frame relay switches.  We plan on increasing our optimization initiatives in 2018, which will further shrink our legacy network infrastructure.

Access Infrastructure

In 2017, we continued to aggressively invest in our high-speed, fiber-based broadband network and now have approximately 206,000 households enabled on this next generation platform.  We nearly tripled our direct fiber connections to Hawaii businesses and now have approximately 11,000 business addresses on our Gigabit-capable Passive Optical Network (GPON).  This Fiber-To-The-Premises (FTTP) solution provides businesses transmission speeds of over 1 Gbps which is expected to satisfy expected increases in bandwidth demand.  FTTP solutions will continue to serve new (greenfield) MDU, single-family subdivision developments, and targeted business corridors. Our strategic deployment of FTTP solutions is creating a robust fiber network whereby we can leverage our MPLS backbone, provide higher bandwidth services to our customers (including our television service), future proof our customer’s needs, and reduce our maintenance costs. Meshed into this strategy for 2017 was also the expansion of our fiber network to approximately 518 cell sites across the state of Hawaii to provide backhaul services to our wireless carrier customers and FTTP/FTTN (Fiber-To-The-Node) build outs to approximately 5,200 (over 3,660 on FTTP)  high cost, underserved rural locations through the use of federal Connect America Funds (CAF).   These network enhancements allowed the increased penetration and expansion of higher broadband services including our television service.  Our 2018 plans include continued expansion of our next-generation broadband network in key business areas, and further FTTP/FTTN expansion in CAF-eligible areas as part of Phase II of our federal grant.

Next-Generation Television Service

We believe our IP-based television introduced on the island of Oahu in 2011 continues to provide a superior linear TV experience to our customers over our competitors. Powered by Ericsson Mediaroom™ middleware, we provide a wide range of content and multimedia services over our IP-based network and provide our customers with new viewing experiences and applications, such as Whole Home DVR (Digital Video Recorder), instant channel change, brilliant picture and sound quality, and over 80 TV Everywhere apps that allow customers to view content on mobile devices.  We have coupled this service with a WiFi plus service that greatly improves the WiFi performance and experience in our customers’ homes.

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

Information Technology and Support Systems

Our IT-related initiatives continue to be aimed at delivering advanced technologies to our customers as well as delivering a superior customer service experience. Our systems have evolved and we continue to focus our strategy towards customer-centric architectures. This approach focuses on delivering end-to-end system solutions based on customer improvement initiatives integrated into product development and operational efficiencies. The service delivery mechanisms are comprised of a mixture of commercial off-the-shelf-systems, internally designed and developed systems that are purpose built for functions unique to our product offerings, and select niche applications that offer optimal capabilities and flexibility at the network layer.

As part of our ongoing commitment to customer service, we implemented improvements in 2017 to our customer-facing applications with the implementation of automated trouble ticketing via the Internet and deployed our first self-service mobile application.  We implemented improvements in our contact center systems by automating orders from our outside sales teams, allowing for quicker installation times and increased productivity in both our outside sales and offline contact center teams. We were awarded the honor of providing primary NOC functionality and NOC administration for the SEA-US Consortium. Further, a new online application was implemented to provide international users and local Hawaii-based employees with the ability to create, manage and track circuit orders and service requests for SEA-US services.

We continue to focus efforts on flow-through automation from order entry through billing, and in 2017 we continued to implement improvements which reduced manual processing of complex orders, increased productivity, and enhanced overall data quality. We made further improvements in 2017 through consolidation of order entry process and systems. We replaced our field dispatch system to improve technician and dispatch efficiency and enabled the provisioning of new copper technologies to improve the speed and quality of our high speed internet network. In 2018, we plan to continue to make improvements through automation of more complex Business Orders types, and increase automation via our provisioning and inventory management applications.

As is the case with other telecommunications companies, we are an on-going target for cyber criminals. In response, we have aggressively pursued initiatives to reduce our cyber security related risks. We continue to provide our employees, contractors and vendors awareness, including evolution of our corporate cybersecurity communications and policies. We also provide cybersecurity awareness to our customers and the Hawaii community in general. In 2017, we continued our investment in security access, control points and systems as our Information Technology evolved in the areas of mobility and cloud services. In addition, we continue to leverage government resources at the federal, state and local levels to enhance the cybersecurity of our network and services as well as improve our internal policies and procedures. These and other investments reflect our on-going commitment to securing our information assets and protecting sensitive data in our information systems.

Employees

As of December 31, 2017, we employed approximately 1,200 full-time employees in Hawaii. Of the total employees, approximately 55% were represented by the International Brotherhood of Electrical Workers (IBEW) Local 1357 pursuant to a five-year collective bargaining agreement that expires in the third quarter of 2022. We believe that management currently has a constructive relationship with the represented and non-represented employee group.

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

In November 2011, the FCC released its “Connect America Fund” Order which adopted a number of proposals relating to reforming existing universal service support mechanisms. Among other things, the Order transformed the FCC’s universal service and intercarrier compensation systems into the Connect America Fund (CAF), which funds broadband deployment in census blocks that the FCC has determined are unserved by an unsubsidized wireline competitor. For price cap carriers such as our subsidiary Hawaiian Telcom, Inc., CAF Phase II support is distributed pursuant to a forward-looking cost model. In August 2015, we notified the FCC that we would accept CAF Phase II support which amounts to $4.4 million in annual funding for six years for the calendar years 2015-2020. Under the terms of CAF Phase II, we will offer broadband service at 10 Mbps downstream, and 1 Mbps or better upstream, to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii, and will provide voice and broadband services at reasonable rates.  The FCC is expected to issue additional clarifications relating to CAF Phase II, including the methodology for measuring broadband speeds, but we do not know if this will impact our ability to meet the program obligations and result in a loss of some of the support if program obligations are not fully met.

In December 2017, the FCC released the final list of census blocks eligible for the CAF Phase II auction which includes a list of the census block groups and associated reserve prices.  Census block groups are expected to be the minimum geographic areas for which bids may be made.   It includes census blocks that are: (1) located in price cap territories that are not served by a price cap ILEC or an unsubsidized competitor with voice and broadband at speeds of 10/1 Mbps or higher; and (2) based on averaged cost, are identified by the Connect America Cost Model as high-cost or extremely high-cost.  As required by prior orders, the list is being made available at least three months prior to the deadline for the submission of short-form applications for the auction.  On January 9, 2018, the FCC released a draft order, which will be considered at its January 30, 2018 open meeting, which proposes a start date of July 24, 2018, for the auction. We are evaluating whether to submit a bid in the auction.

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

In 2009 and 2010, the Hawaii State Legislature required the HPUC to treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter island), central exchange (Centrex), most residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as “fully competitive” under the HPUC’s rules with certain qualifications. HPUC approval and cost support filings are no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings must be priced above the service’s long run incremental cost, and the HPUC can require cost support demonstrating compliance with its costing rules at any time. The HPUC retains the ability to suspend and investigate any offering.  In 2012, the Hawaii State Legislature further leveled the regulatory playing field by providing us with pricing flexibility to increase tariffed intrastate rates for any retail telecommunications service without approval from the HPUC with the exception of basic exchange service (i.e., single line residential and single line business services), which continues to require HPUC approval. Competitive forces, however, may cause us to be unable to raise our local rates in the future.

The classification of retail local exchange intrastate services as fully competitive and the ability to bundle the services with other fully or partially competitive services, or other services that are not within the HPUC’s jurisdiction, enable us to charge a discounted rate for bundled service offerings and have helped us to be more competitive.

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

Federal Requirements

As an ILEC, we are subject to federal laws governing a number of access and interconnection requirements, and other competitive obligations. Among other things, an ILEC must negotiate in good faith with other carriers requesting interconnection and access to unbundled network elements (UNEs), and must offer its competitors access to UNEs, such as local loops and inter-office transport, at regulated rates. The FCC also has limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings, and to homes and offices deployed in FTTC and FTTP arrangements. In addition, federal law regulates competitors’ requests to colocate facilities within our central offices and to have access to our subscriber list information in order to produce competing directories. The FCC also has imposed specific rules regarding the manner and time within which a customer’s telephone number must be ported to a competing carrier’s service, and has strict guidelines prohibiting the ILEC’s use of this information for any other purposes.  In December 2015, the FCC granted forbearance to ILECs from the equal access rules and dialing parity requirement for connecting interexchange carriers on a prospective basis.  The FCC also granted similar forbearance from the requirement to provide 64 kbps voice channels where copper loops have been retired and the requirement to provide access to newly-deployed entrance conduit at regulated rates.

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

Federal Framework for Intercarrier Compensation

In its “Connect America Fund” Order (see “—Universal Service” above) that reformed universal service, the FCC also fundamentally restructured the regulatory regime for intercarrier compensation, which consists of state and interstate access charges and local reciprocal compensation. Among other things, this comprehensive reform unifies state and interstate intercarrier charges in certain circumstances, provides a mechanism to replace intercarrier revenues lost through rate unification, and resolves prospectively a number of outstanding disputes among carriers regarding interconnection and compensation obligations. In particular, the FCC’s order required that price-cap carriers reduce interstate and intrastate terminating switched access rates to $.0007 over a six year phase-down period.  The FCC also required that most intercarrier compensation be eliminated, and that it be replaced by a system of “bill & keep”, whereby the carrier would have to seek recovery of its costs entirely from its own end users. In the interim, the FCC capped most existing intercarrier compensation rates and established a phase-down of those rates over a six-year period for price-cap companies such as Hawaiian Telcom, Inc. To partially offset the resulting decrease in revenues, the Commission authorized us to assess our end user-customers a limited recovery charge that would increase over the time period during which intercarrier compensation rates decline, then would be phased out gradually beginning in 2017. Finally, the FCC decided that interstate access charges should apply to VoIP or other Internet protocol based service providers on a prospective basis, subject to the same interim phase down requirements described above. The FCC found that carriers should have the opportunity to make up for any loss of revenues either through the established recovery mechanisms or through the sale of additional services, such as broadband and television services.

We have implemented six phases of the intercarrier compensation reform, offsetting a portion of the resulting revenue loss through the FCC-authorized monthly recurring access recovery charge for certain classes of customers.  Intercarrier compensation rates have been reduced to either bill & keep or $0.0007 per minute.

In a separate proceeding, the FCC found that Internet bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the Communications Act. Instead, the FCC established a federal rate cap for this traffic, which is and will remain $0.0007 per minute until the FCC decides otherwise.

Special Access

In 1999, the FCC adopted rules for special access services, also known as Business Data Services (BDS), that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. We currently have pricing flexibility for certain special access services offered throughout our territory. In the first quarter of 2015, Hawaiian Telcom, as a provider of dedicated special access services, complied with the FCC’s order for a mandatory special access data collection by filing detailed information concerning carrier services provided to enterprise and wholesale customers, including special access services. The FCC has used the data collected to evaluate competition in the market for special access services and to help the FCC decide whether to modify the special access pricing rules for price-cap carriers, including whether the pricing flexibility rules should be modified or eliminated.

In October 2015, the FCC initiated an investigation into the terms and conditions of the special access service pricing plans of four large price-cap carriers (AT&T, CenturyLink, Frontier, and Verizon).  Issues designated for investigation included whether the following practices were just and reasonable practices under the Communications Act (Act): (1) percentage commitments based on a purchaser’s historical or existing levels of purchases; (2) shortfall fees; (3) upper percentage thresholds; (4) overage penalties; (5) certain long-term commitments; and (6) early-termination fees.  The investigation also considered whether certain commercial agreements should be subject to the filing requirements of the Act and whether the special access pricing plans inhibit the transition from TDM-based special access to IP-based services.  In May 2016, the FCC ordered the affected carriers to remove such provisions from their tariffs by July 1, 2016.  This order was appealed to the D.C. Circuit Court of Appeals. In 2017, the FCC requested that the Court remand the decision, sought additional public comments, and is now considering whether to affirm, modify, or reverse the original July 2016 order, which is still pending before the FCC.  We do not know if and when we may be required to remove similar provisions from our tariffs.

In April 2017, the FCC adopted new rules governing BDS. The FCC deregulated and detariffed: (1) all packet-based BDS services and TDM-based services with bandwidths in excess of the level of a DS3; (2) TDM-based DS1 and DS3 transport; and (3) TDM-based DS1 and DS3 end-user channel terminations in counties deemed competitive, and in non-competitive counties where the ILEC had previously been granted Phase II pricing flexibility.  In counties deemed non-competitive, ILECs will continue to be subject to price-cap regulation based on ILEC Phase I pricing flexibility rules, which means that contract tariffs and volume and term discounts will be permitted.  Four of the five counties in Hawaii were deemed fully competitive. For the remaining county, Kalawao County, we filed an application in November 2017 with the FCC to discontinue offering business data services in Kalawao County.  We expect the discontinuance to be approved in January 2018.  Once granted, we will no longer provide BDS in a non-competitive county, allowing us to fully detariff BDS across the state.  Detariffing applies to both ILECs and CLECs.  The Order also terminates the interim wholesale access rule requirements for discontinued TDM-based BDS and UNE-P replacement services that were adopted in 2015.  Most of the new BDS rules became effective on August 1, 2017, which began the 36-month transition period for detariffing.  Some rules require approval of the Office of Management and Budget (OMB), including: (1) the rule grandfathering special access contract-based tariffs in effect on or before August 1, 2017 (CFR §1.776); and (2) the detariffing rules for ILECs and CLECs (CFR §§61.201 and 61.203, respectively).

Federal Regulatory Classification of Broadband and Internet Services

The FCC previously  considered whether, and under what circumstances, services that employ Internet protocol are “telecommunications services” subject to regulations that apply to other telecommunications services, but it has not definitively ruled on the issue, and instead has made a series of decisions addressing specific services and regulations.

In March 2006, a request of Verizon that sought forbearance from Title II regulation for certain advanced broadband special access services was deemed granted by operation of law. This forbearance grant was applicable to us since we were part of Verizon when the original Verizon petition for forbearance was filed. This action permitted us to deregulate covered advanced broadband special access services, giving us greater flexibility in our pricing and terms and conditions for eligible services.  The FCC included the Verizon forbearance in its April 2017 BDS Order, which granted the same type of forbearance for packet-switched services to all providers.

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

In February 2015, the FCC reclassified broadband service, both fixed and mobile, from its longstanding status as a Title I information service to a Title II common carrier telecommunications service. While reasonable network management was permitted, the open Internet order banned blocking legal content/applications, throttling lawful traffic and paid prioritization or “fast lanes”, expands transparency rules and creates a general conduct rule to bar broadband Internet service providers from unreasonably interfering with or disadvantaging the ability of consumers and edge providers to reach and communicate with each other.  In December 2017, the FCC reversed its February 2015 ruling and reclassified broadband service, both fixed and mobile, from a Title II common carrier telecommunications service back to its longstanding status as a Title I information service, including rescinding the previously established rules against blocking and discrimination. The rules were released in January 2018 and are expected to come under intense scrutiny and legal opposition.  The change in rules is not expected to have a major impact on us because we do not throttle or block Internet traffic and have no paid prioritization practices. Congress is considering adopting open Internet legislation to effect laws regarding blocking and discrimination. We do not know what the final outcome of these actions will be, or how our broadband services may be affected by any further rules that may be adopted.  The FCC’s order is also subject to a court appeal and it is uncertain when this will be resolved.

In October 2016, the FCC adopted a Broadband Privacy order that required broadband Internet service providers (ISPs) to obtain “opt-in” permission before using or sharing information about the sites their customers visit on the Internet and their online communications. The Broadband Privacy order also imposed data security and breach notification requirements, as well as transparency requirements regarding information collection, such as how such information is used, with whom such information is shared, and customer options for granting or denying permission.

In June 2017, before the requirements of the Broadband Privacy order became effective, the FCC issued a subsequent order stating that the privacy rules in the 2016 order were no longer valid, and re-instated the privacy rules that were effective before the 2016 order was adopted.

Video Services Regulation

Through our Hawaiian Telcom Services Company, Inc. subsidiary, we began to provide television service on the island of Oahu in July 2011. We are regulated as a cable TV operator under federal and state law. As the non-dominant video service provider in the state of Hawaii, we face the risk that we will be unable to obtain access to programming that we need in order to compete with Spectrum (fka Oceanic), the dominant cable TV provider in the state. Some of this programming is owned by the parent company of Spectrum, which may or may not be required to provide access to us under the FCC’s program access rules.

In October 2012, the FCC issued an order lifting the program access rule ban on exclusive contracts between any cable operator and any cable-affiliated programming vendor. It also issued a separate notice seeking comment on whether (1) to establish a rebuttable presumption that an exclusive contract for a cable-affiliated Regional Sports Network (RSN) is an unfair act; (2) it should establish a standstill provision during an RSN-related complaint; and (3) the presumptions for RSNs should be extended to a cable-affiliated national sports network. The FCC found a preemptive prohibition on exclusive contracts is no longer necessary and that a case-by-case process will remain in place to assess the impact of individual exclusive contracts. The FCC order provides a 45-day answer period for all complaints and a six-month deadline for it to act on a complaint alleging a denial of programming. The order also incorporates safeguards regarding RSNs, by establishing a rebuttable presumption that an exclusive contract involving a cable-affiliated RSN has the “purpose or effect” of “significantly hindering or preventing” the complainant from providing television services, placing the burden of proof on the distributor.

Other Federal and State Regulatory Proceedings

The FCC has been exploring whether to modify its rules requiring utilities to provide telecommunications carriers and cable television companies with access to their poles, ducts, and rights of way. In April 2011, the FCC adopted new pole attachment rules that, among other things, require access to poles and conduit within a shorter period of time, and further limit make-ready costs. In addition, these new rules change the rates for pole attachments by mandating that broadband attachers pay pole attachment rates that are closer to existing cable TV rates, than higher rates applicable to telecommunications carriers. These rules also for the first time allow telephone companies to demand reasonable rates from utility pole owners. These rules tend to increase the burdens and costs of pole and conduit owners such as us. The rules were upheld on appeal in February 2013. In December 2015, the FCC further revised the formula for calculating pole attachment rates for telecommunications carriers.  The change will ensure that pole attachment rates for telecommunications attachers, including providers of broadband Internet access service (BIAS), approximate the rates for cable attachers.  In November 2017, the FCC adopted various rule changes intended to speed broadband deployment by (1) excluding capital costs recovered via make-ready fees from pole attachment rates; (2) establishing a 180-day shot-clock for pole attachment complaints; and (3) allowing ILECs to access poles owned by CLECs. These rule changes became effective January 2018.

In August 2015, the FCC adopted rules concerning the transition from the copper-based Time Division Multiplexing (TDM) network to a fiber-based Internet Protocol (IP) network. To address backup power requirements for residential consumers of IP-based voice and data services that replace the traditional telephony used to dial 911, effective February 2016, prior to switching facilities-based, fixed, residential voice services from copper, which is line-powered, to fiber, Hawaiian Telcom must educate affected residential subscribers on the impact of this switch, and offer these subscribers the option to purchase a backup power solution that provides at least eight hours of standby power during a commercial power outage. Within three years, in accordance with FCC requirements, Hawaiian Telcom is required to offer at least one option that provides a minimum of 24 hours standby power.  The purpose of the requirement is to ensure consumers can make calls to 911 in the event of a power outage.

In a separate proceeding in 2015, the FCC also adopted rules governing the retirement of copper loops and the discontinuance of legacy services used as a wholesale input. Among other things, the rules required ILECs to: (1) provide interconnecting entities at least six months’ advance notice of proposed copper retirement; and (2) consider the impact of their actions on the end-users of carrier-customers when discontinuing, reducing, or impairing a service used as a wholesale input. In order to receive authority to discontinue, reduce, or impair either special access services at DS1 speed and above or commercial wholesale platform service, the rules required ILECs to provide competing carriers with wholesale access to their IP services on reasonably comparable rates, terms, and conditions. In November 2017, the FCC adopted various rule changes intended to speed the transition from copper networks and legacy services to next-generation networks and services by reforming rules that increase costs and slow broadband deployment including: (1) streamlining the copper retirement rules adopted in 2015, including reducing the notice period from 180 to 90 days; (2) accelerating the approval process for applications that grandfather low-speed legacy services, discontinuing legacy data services already grandfathered, or discontinuing low-speed legacy services with no customers; and (3) reversing the 2015 clarification that, when discontinuing a service, a carrier must also take into account the retail end-users of its wholesale customers.  These rule changes will not become effective until approved by the Office of Management and Budget.  The FCC’s order is also subject to a court appeal and it is uncertain when this will be resolved.

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

Risks Relating to our Business

Our business faces a variety of financial, operating and market risks, including the following:

Risks Relating to the Pending Merger.

On July 9, 2017, we, Cincinnati Bell and Merger Sub entered into a Merger Agreement, pursuant to which we will become a wholly-owned subsidiary of Cincinnati Bell.  On November 7, 2017, our stockholders approved the Merger.  Assuming all closing conditions are met, we estimate the Merger to close near the middle of 2018.  However, the Merger remains subject to obtaining required approvals and satisfying closing conditions, which may delay or prevent completion of the Merger and/or result in the incurrence of additional costs.  Further, certain events may delay the completion of the Merger or result in a termination of the Merger Agreement.  Some of these events are outside of our control.  Completion of the Merger is also conditioned upon, among other things, the receipt of certain governmental consents and regulatory approvals including approval by the Federal Communications Commission and Hawaii Public Utilities Commission.  No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied.  Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Merger Agreement.

The failure to complete the Merger and delays completing the Merger could adversely affect the market price of our common stock.

Failure to complete the Merger would prevent us from realizing the anticipated benefits of the Merger.  In addition, the market price of our common stock may reflect various market assumptions as to whether and when the Merger will be completed. Consequently, the failure to complete, or any delay in the completion of the Merger could result in a significant adverse change in the market price of our common stock, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed.

Whether or not the Merger is completed, the pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.

The pendency of the Merger could cause disruptions in our business, including, but not limited to, the following:

• current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract key managers and other employees;

• our customers may anticipate changes in how they are served and may, as a result, choose to discontinue their service or choose another provider;

• our management’s attention may be diverted from the operation of the business toward the completion of the Merger; and

• the Merger Agreement contains certain negative covenants that limit how we conduct our business during the pendency of the Merger.

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

Next‑Generation Television Service.  We launched our television service on the island of Oahu in July 2011. The market for television services in Hawaii is dominated by Spectrum. On the island of Oahu, approximately 70% of occupied households that subscribe to television service subscribe to Spectrum’s cable service. There is no assurance we will be able to compete successfully against Spectrum. In particular, the costs to acquire programming is a significant and increasing cost, and there is no assurance our content acquisition costs will be in line with Spectrum’s such that we can remain competitive. Direct broadcast satellite companies currently are not significant competitors, but this could change in the future.

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

We have made and expect to continue to make significant capital expenditures to, among other things, enhance the capabilities of our network, such as that required to provide digital video service, enhance the functionality of our existing IT systems, and support the deployment of new products and services. We intend to fund future capital expenditures and expenses with operating cash flows and funds available to us under our credit facilities. Increases in the amount of capital expenditures and expenses required to upgrade our network and other facilities above those contemplated by our current business plan, could cause our cash flows and available financing to be insufficient to fund such capital expenditures and operating expenses and have a material adverse effect on our business and financial results.

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

The HPUC could limit the ability of Hawaiian Telcom, Inc., one of our indirect operating subsidiaries, to distribute funds or assets to its parent company.

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

Also, our local exchange service competitors may gain a competitive advantage based on rules which favor competitors. For example, competitors have the ability to purchase our services at discounted rates set by the HPUC and to resell them at rates that are not subject to the level of regulatory scrutiny generally faced by us. Additionally, as a result of the state regulators permitting our competitors to intervene in rate-setting or other regulatory proceedings, there is a potential that such competitors could obtain business sensitive information about us during such proceedings.

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

In addition, we may be subject to increased costs for goods and services that it is unable to control or defray. Increased expenses including, but not limited to, energy and health care could have a material adverse effect on our business and results of operations.

Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to fund our operations, make capital expenditures and repay our indebtedness.

We currently have a material amount of net operating loss (NOL) carryforwards and so‑called “built‑in losses,” all of which we intend to use in the future to reduce our federal and state taxable income. In the event that an “ownership change” were to occur with respect to our stock, such as the completion of the Merger, it is possible that our ability to use our NOLs and built‑in losses would become subject to an annual limitation. An ownership change could occur with respect to our stock merely as a result of one or more “5‑percent shareholders” buying or selling our shares, even if no one person were to acquire a controlling percentage of our stock. Although we will monitor transfers of our stock, there can be no assurance that we will not suffer an ownership change with substantial adverse tax consequences.

Our indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. We maintain a Term Loan in the amount of $320 million and a revolving credit facility which may be drawn in an amount up to $30 million (Revolving Credit Facility), each with a first priority lien on all assets.

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

The restrictive covenants in the Term Loan, Revolving Credit Facility and under the New Facility limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments or investments;

•	sell assets, including capital stock of subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	make capital expenditures; and

•	incur liens.

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

From time to time, Hawaii experiences severe weather conditions such as high winds and heavy rainfall, and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property. Such disruptions in service and damage to property could materially decrease our revenues and materially increase our expenses. For example, in 2015, seven hurricanes and six tropical storms passed near Hawaii, resulting in record rainfall which damaged infrastructure and adversely affected our financial results. In 2016, one tropical storm and two hurricanes either made landfall or passed near Hawaii causing heavy rainfall and high surf. While these events did not have a material adverse effect on our operating results or financial condition, we cannot assure you that these types of events will not become more common or severe in the future or not result in material harm to our business, financial condition, results of operations, liquidity and/or the market price of our securities.  Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2017, two of our stockholders collectively (with their affiliates) own approximately 45% of our outstanding common stock.  Each of these two stockholder groups filed a Schedule 13D in 2015 indicating that it may, among other things, engage in communications with our representatives or other stockholders of the Company, purchase additional shares of Company common stock or propose directors for our Board of Directors.  In 2016, we entered into a Nomination, Standstill and Support Agreement with our largest stockholder, Black Diamond Capital Management, L.L.C. (BD), and a Nomination, Standstill and Support Agreement(collectively, the Standstill Agreements) with our second largest beneficial stockholder, Twin Haven Capital Partners, L.L.C., Twin Haven Special Opportunities Fund III, L.P., Twin Haven Special Opportunities Partners III, L.L.C., Twin Haven Special Opportunities Fund IV, L.P. and Twin Haven Special Opportunities Partners IV, L.L.C. (collectively, Twin Haven).  Pursuant to each of the Standstill Agreements, among other things, we agreed to nominate one designee of each of BD and Twin Haven to our Board of Directors at each of the 2016, 2017 and 2018 annual meetings of stockholders. In return, each of BD and Twin Haven has agreed during the three-year term, among other things, to refrain from taking certain actions with respect to us and our securities (including soliciting proxies, proposing any sale transaction or tender offer, seeking representation on our Board of Directors in excess of one designee, or acquiring additional shares of Company common stock beyond an agreed-upon level) and, subject to limited exceptions, to vote all of its shares in accordance with the recommendation of our Board of Directors on any matter submitted for stockholder approval. Although the Standstill Agreements limit BD’s and Twin Haven’s influence over us, each of our major stockholders still has significant influence on the outcome of matters requiring stockholder approval, even if these stockholders are not acting in a coordinated manner, including the election of directors and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders, and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control may otherwise benefit our other stockholders.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We own our corporate headquarters, which is located in 1177 Bishop Street, Honolulu, Hawaii 96813 and consists of over 465,000 square feet of office space. We also have other properties consisting primarily of approximately 126 owned (including part‑owned) and approximately 61 leased or licensed real estate properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, microwave radio and cable and wire facilities, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business, as well as a state‑of‑the‑art data center facility with up to 6,500 square feet of data center capacity and room for expansion. See Item 1, “Business—Network Architecture and Technology.” For purposes of Hawaii state law, we are classified as a public utility and, accordingly, do not pay any property taxes on properties used in providing telecommunication services. Substantially all of our assets (including those of our subsidiaries) are pledged for the Term Loan.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on The NASDAQ Stock Market under the symbol “HCOM”. The holders of our Common Stock are entitled to one vote per share on any matter to be voted upon by stockholders. The following table sets forth the high and low sales prices of our Common Stock for the period from January 1, 2016 through December 31, 2017:

	Market Price
	High	Low
2017
First Quarter	$26.59	$22.80
Second Quarter	$26.45	$23.12
Third Quarter	$31.20	$24.33
Fourth Quarter	$31.57	$29.72
2016
First Quarter	$25.26	$20.75
Second Quarter	$24.66	$19.14
Third Quarter	$24.09	$21.28
Fourth Quarter	$25.50	$20.11

Holders

As of December 31, 2017, there were 15 holders of record of our Common Stock and approximately 1,360 beneficial owners.

Dividends

We have not declared or paid any dividends on our Common Stock. Our Term Loan and Revolving Credit Facility limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

Securities authorized for issuance under equity compensation plans as of December 31, 2017 included:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights(2)	warrants and rights	column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans not Approved by Security Holders(1)(2)	367,043	—	468,826
Total	367,043	—	468,826

(1)

The 2010 Equity Incentive Plan was authorized by the Plan of Reorganization. Under the 2010 Equity Incentive Plan, the securities remaining available for future issuance may be issued either as restricted stock, restricted stock units, stock appreciation rights, stock options, or other stock or stock‑based awards.

(2)

For performance‑based restricted stock units granted in 2017, amounts reflected in this table assume payout in shares at 156.25% of target. The actual number of shares issued can range from 0% to 156.25% of target depending upon achievement of applicable performance goals.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stockholder Return Performance Graph

The graph below compares the cumulative total stockholder return on our Common Stock with the cumulative total return on the Standards & Poor’s (S&P) 500 Stock Index, and the NASDAQ Telecommunications Index for the five years ending December 31, 2017, assuming an initial investment of $100 with reinvestment of dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Hawaiian Telecom Holdco, Inc., S&P 500 and NASDAQ Telecommunications

	At December 31,
	2012	2013	2014	2015	2016	2017
Hawaiian Telcom Holdco, Inc.	$100.00	$150.62	$141.38	$127.49	$127.08	$158.26
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
NASDAQ Telecommunications	$100.00	$127.28	$141.93	$134.40	$158.04	$190.00

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

Selected Financial Data (dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017 (2)	2016	2015	2014	2013 (1)
Statements of income (loss) data:
Operating revenues	$368,419	$392,963	$393,413	$390,739	$391,150
Depreciation and amortization	88,424	89,916	87,879	78,014	77,301
Operating income	2,001	18,792	19,262	30,471	41,771
Interest expense	16,414	17,095	16,786	16,496	18,875
Income tax provision	88,002	591	1,357	5,910	8,782
Net income (loss)	(107,241)	1,106	1,100	8,099	10,488
Earnings (loss) per common share—
Basic	$(9.27)	$0.10	$0.10	$0.76	$1.01
Diluted	(9.27)	0.10	0.10	0.72	0.95
Statements of cash flow data—net cash provided by (used in):
Operating activities	$98,710	$90,088	$90,596	$90,490	$76,961
Investing activities	(95,256)	(97,841)	(98,229)	(96,243)	(85,030)
Financing activities	16,409	(5,238)	1,335	(3,363)	(9,373)
Balance Sheets data (as of end of period):
Cash and cash equivalents	$40,759	$15,821	$30,312	$39,885	$49,551
Property, plant and equipment, net	608,298	595,997	579,107	565,956	524,375
Total assets	739,506	803,921	799,695	796,724	771,724
Long term debt (3)	309,316	284,699	286,046	287,179	288,388
Stockholders’ equity	220,209	304,914	307,699	304,534	313,012

(1)	The Company acquired SystemMetrics Corporation on September 30, 2013. The results of operations are included in the above financial information from the acquisition date.

(2)

During the year ended December 31, 2017, the Company established a full valuation allowance for deferred income tax assets resulting in an income tax expense of $88.0 million for the year ended December 31, 2017.

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

The statements in the discussion and analysis regarding the anticipated closing of the merger, industry outlook, our expectations regarding the future performance of our business and the other non‑historical statements in the discussion and analysis are forward‑looking statements. These forward‑looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in any forward‑looking statements. You should read the following discussion together with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this annual report. We undertake no obligation to update publicly any forward looking statements for any reason even if new information becomes available or other events occur in the future.

Pending Merger with Cincinnati Bell

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

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

For the year ended December 31, 2017, we incurred a net loss of $107.2 million.  The net loss for the current year period was most significantly impacted by the income tax provision of $88.0 million.  In part, because of recent pretax losses from operations, we concluded it was not appropriate to factor in future income in our assessment of the realization of deferred income tax assets.  As such, we established a full valuation allowance for our deferred income tax assets during the year ended December 31, 2017 resulting in the large income tax provision.

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of December 31, 2017, 2016 and 2015, and our operating revenues for the years ended December 31, 2017, 2016 and 2015.

Volume information includes certain information by lines.  The line counts represent the number of billed units as of the end of the period as reflected in the records of our primary billing system.  The separation of units by the business and consumer channel is based on the customer account designation in the billing system which is generally consistent with how revenue information is separated by channel.  Business data lines represent digital subscriber lines used to provide internet services.  Video service subscribers are determined with a count of individual customers as reflected in our primary billing system as of period end.  For bulk contracts for multi dwelling units, we count individual residences subject to the bulk contract.  Video homes enabled is estimated based on a count of single family homes and homes in multi dwelling units that are able to obtain our television service as of the period end and are rounded to the nearest thousand.

Beginning in 2017, we discontinued separate reporting of data center services revenue.  As discussed in Note 16 to the consolidated financial statements, we no longer separately report data center services as a separate segment.  All revenue is now reported by channel and product/service offering on a company-wide basis.  Prior period information has been revised to reflect the current presentation.

Volume Information

				2017 vs 2016		2016 vs 2015
	December 31,			Change		Change
	2017	2016	2015	Number	Percentage	Number	Percentage
Business
Data lines	18,289	19,596	20,081	(1,307)	(6.7)%	(485)	(2.4)%
BVoIP lines	22,457	19,091	16,749	3,366	17.6%	2,342	14.0%
Voice access lines	149,959	160,829	168,058	(10,870)	(6.8)%	(7,229)	(4.3)%

Consumer
Video subscribers	45,183	41,557	35,876	3,626	8.7%	5,681	15.8%
Internet lines	91,883	91,089	93,002	794	0.9%	(1,913)	(2.1)%
Voice access lines	121,169	135,363	151,996	(14,194)	(10.5)%	(16,633)	(10.9)%
Homes enabled for video	206,000	202,000	190,000	4,000	2.0%	12,000	6.3%

Operating Revenues (dollars in thousands)

	For the Year Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Business
Data services	$60,354	$65,134	$(4,780)	(7.3)%
Voice services	82,582	87,370	(4,788)	(5.5)%
Hosted and managed services	6,368	6,430	(62)	(1.0)%
Equipment and related services	20,173	21,729	(1,556)	(7.2)%
	169,477	180,663	(11,186)	(6.2)%
Consumer
Video services	43,595	40,558	3,037	7.5%
Internet services	26,750	28,993	(2,243)	(7.7)%
Voice services	64,981	73,388	(8,407)	(11.5)%
	135,326	142,939	(7,613)	(5.3)%
Wholesale carrier data	50,741	53,664	(2,923)	(5.4)%
Other	12,875	15,697	(2,822)	(18.0)%
	$368,419	$392,963	$(24,544)	(6.2)%

Business Channel

We continue to transform our business channel by replacing traditional voice services with next generation strategic services.  We consider strategic service revenues in the business channel to include business data services, and hosted and managed services.

Business data services, including internet and BVoIP, decreased for the year ended December 31, 2017 compared to the same period in the prior year.  Demand for data services continues to rise as reflected in the growth of BVoIP lines but revenues were adversely impacted by competitive pricing pressure and declining revenue associated with one large institutional customer.  For the years ended December 31, 2017 and 2016, business data services revenue from this customer amounted to $1.5 million and $6.2 million, respectively, including non-recurring fee revenue on certain upfront billed amounts that ended with the fixed contract term on June 30, 2016.  In addition, during the year ended December 31, 2016, we recognized the remaining balance of deferred up-front charges of $0.8 million when another institutional customer terminated the related services.

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

The decrease in voice service revenues for the business channel for the year ended December 31, 2017 compared to the year ended December 31, 2016 was caused primarily by the decline of voice access lines. Business voice access lines decreased 6.8% as of December 31, 2017 compared to December 31, 2016.  The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 17.6% for the same period.

Hosted and managed services revenues for the year ended December, 2017 were comparable to the prior year period.

Equipment and related services revenues decreased for the year ended December 31, 2017 when compared to the prior year period because of large contract installations for certain commercial and institutional customers completed in 2016.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

We continue to transform our consumer channel by replacing traditional voice services with next generation strategic services.  We consider strategic service revenues in the consumer channel to include video and internet services.  Consumer strategic revenues now represent 52% of the total consumer channel revenues for the current year compared to 49% in the prior year.

Video services revenue increased for the year ended December 31, 2017 compared to the prior year because of an increase in video subscribers of 8.7%.

Internet revenues for the year ended December 31, 2017 decreased compared to the prior year as a result of the combined effect of competitive pricing and a decline in low-bandwidth internet subscribers.

The decrease in voice services revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was caused primarily by a decline in voice access lines.  Consumer voice access lines decreased 10.5% from the year ago period which contributed an estimated $7.7 million to the decline in consumer voice services.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale and Other Channel

Wholesale carrier revenue decreased for the year ended December 31, 2017 compared to the prior year as certain carriers have replaced older legacy circuits with more cost effective higher bandwidth solutions.

Other revenue decreased for the year ended December 31, 2017 compared to 2016 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication services.

Operating Revenues (dollars in thousands)

	For the Year Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Business
Data services	$65,134	$54,588	$10,546	19.3%
Voice services	87,370	93,972	(6,602)	(7.0)%
Hosted and managed services	6,430	5,583	847	15.2%
Equipment and related services	21,729	20,546	1,183	5.8%
	180,663	174,689	5,974	3.4%
Consumer
Video services	40,558	33,666	6,892	20.5%
Internet services	28,993	32,687	(3,694)	(11.3)%
Voice services	73,388	79,273	(5,885)	(7.4)%
	142,939	145,626	(2,687)	(1.8)%
Wholesale carrier data	53,664	56,430	(2,766)	(4.9)%
Other	15,697	16,668	(971)	(5.8)%
	$392,963	$393,413	$(450)	(0.1)%

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

Hosted and managed services revenues for the year ended December 31, 2016 increased when compared to the prior year period as a result of year-over-year increased security and hardware sales.

Equipment and related services sales increased for the year ended December 31, 2016 when compared to the prior year because of large contract installations for certain commercial and institutional customers.

Consumer Channel

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

Operating Costs and Expenses

The following table summarizes our costs and expenses for the year ended December 31, 2017 compared to the costs and expenses for year ended December 31, 2016 (dollars in thousands):

	For the Year Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$163,101	$165,835	$(2,734)	(1.6)%
Selling, general and administrative expenses	114,893	118,420	(3,527)	(3.0)%
Depreciation and amortization	88,424	89,916	(1,492)	(1.7)%
	$366,418	$374,171	$(7,753)	(2.1)%

Our total headcount as of December 31, 2017 was 1,220 compared to 1,290 as of December 31, 2016.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, video content costs and other cost of services directly associated with various products.  Costs of revenue for the year ended December 31, 2017 when compared to the prior year period decreased with reduced labor costs of $1.9 million with our emphasis on labor efficiency.  In addition, for the year 2017 compared to 2016, we incurred $1.5 million less in third party labor costs primarily due to enhanced management of repair activity.  These declines were partially offset by a net increase in direct costs of providing certain services, such as video content costs, for the year ended December 31, 2017 compared to the prior year period of $1.9 million.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The change for the year ended December 31, 2017 relative to the year ended December 31, 2016 is primarily due to lower wage costs of $3.2 million on lower headcount.  Included in selling, general and administrative expenses are professional fees of $2.4 million for the year ended December 31, 2017 in conjunction with the pending merger.  This increased expense was offset by declines in other outside contractor related costs on cost savings initiatives.

Depreciation and amortization for the year ended December 31, 2017 was lower than in the prior year due to certain assets becoming fully depreciated in the latter part of 2016.

The following table summarizes our costs and expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 (dollars in thousands).

	For the Year Ended
	December 31,		Change
	2016	2015	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$165,835	$162,474	$3,361	2.1%
Selling, general and administrative expenses	118,420	123,798	(5,378)	(4.3)%
Depreciation and amortization	89,916	87,879	2,037	2.3%
	$374,171	$374,151	$20	0.0%

Our total headcount as of December 31, 2016 was 1,290 compared to 1,315 as of December 31, 2015.  Costs of revenue for the year ended December 31, 2016 increased when compared to the prior year because of higher content costs for Hawaiian Telcom TV of $6.8 million as we add subscribers. These increases were offset by lower electricity charges of $1.9 million on lower rates and usage from various power saving initiatives.  In addition, wages were lower by $1.9 million related to less time needed for rain related repairs and efficiencies in the use of our workforce.

Selling, general and administrative expenses decreased for the year ended December 31, 2016 compared to the prior year period due to lower pension costs of $4.7 million.  There was a significantly higher volume of retirements involving lump sum pension settlements in 2015 resulting in much higher pension settlement losses being recognized in 2015.  The balance of the decrease is due to various cost savings measures initiated during 2016.

Depreciation and amortization for the year ended December 31, 2016 was higher by $2.0 million than the prior year due to asset additions to support growth in the business for next-generation services such as video, and higher speed internet and data.

.

Other Income and (Expense)

The following table summarizes other income (expense) for the years ended December 31, 2017 and 2016 (dollars in thousands).

	For the Year Ended
	December 31,		Change
	2017	2016	Amount	Percentage
Interest expense	$(16,414)	$(17,095)	$681	(4.0)%
Loss on early extinguishment of debt	(4,826)	—	(4,826)	NA %
	$(21,240)	$(17,095)	$(4,145)	24.2%

Interest expense for the year ended December 31, 2017 decreased compared to 2016 due to lower interest rates associated with our new financing.  Interest capitalized amounted to $1.9 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

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

Income Tax

For the year ended December 31, 2017, we recognized an income tax provision of $88.0 million.  The large tax provision was primarily attributed to the full valuation allowance established for deferred income tax assets in the current year period.

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

In considering the impact of recent operations on our deferred tax asset assessment, we utilize a rolling three years of financial results as the primary measure of cumulative income or losses.  These are adjusted for permanent differences between financial reporting and taxable income.  For the year ended December 31, 2017, we incurred a pretax loss from operations.  In addition, as of December 31, 2017, we had a cumulative loss from operations for the three year period.  Because of the three year cumulative losses, we are required to look only to sources of income that are deemed objective and verifiable based on historical experience.  We considered that the cumulative loss was caused, in part, by costs not expected to recur in future periods, such as merger costs.   However, the loss was also caused by costs, such as pension settlement losses, that are not deemed part of core operations but the frequency of which is hard to predict.  For example, during 2017, the level of retirements and related pension settlements ramped up making it more challenging to conclude such expenses will not recur in future periods.  With the challenge of predicting future taxable income based on actual historical results, we had to limit the amount of taxable income included in our assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, we established a full valuation allowance for our deferred income tax assets during the year ended December 31, 2017. If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

For the year ended December 31, 2017, the income tax provision differs from amounts determined by applying the statutory federal income tax rate of 34% to the loss before income taxes primarily because of changes in the valuation allowance established for the recovery of deferred income tax assets.  Excluding the effects of the valuation allowance, we consider a variety of factors in determining the effective tax rate, including our pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

We had effective tax rates of 34.8% and 55.2% for the years ended December 31, 2016 and 2015, respectively.  The rate for the year ended December 31, 2016 was lower than for the year ended December 31, 2015 as certain permanent differences between financial reporting and income tax income were proportionally larger related to the pretax income in 2015.  The largest such permanent difference was the deduction limitation for compensation.

As of December 31, 2017, net operating losses available for carry forward through 2037 amounted to $222.6 million for federal purposes and $227.0 million for state purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control will be determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws including a reduction in the corporate tax rate from 34% to 21%.  We gave recognition to the new law as of the effective date with a revised measurement of our deferred federal income tax assets and liabilities.  The impact was to reduce our net deferred income tax asset by $28.0 million.  The Company also reduced its valuation allowance by the same amount as of that date as it had previously established a full valuation allowance as discussed above.  Going forward, the new law provides for numerous changes to U.S. tax laws that may impact our determination of taxable income or loss.  In addition, net operating losses generated in future periods will be subject to carry forward indefinitely but there are restrictions on the percentage of net operating losses that can be used to offset future taxable income in any one year.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $40.8 million. From an ongoing operating perspective, our cash requirements in 2018 will consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand, cash generated from operating activities and available financing will be used to fund our cash requirements.

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

Net cash provided by operations amounted to $98.7 million for the year ended December 31, 2017.  Net cash provided by operations amounted to $90.1 million for the year ended December 31, 2016.  The increase in cash provided by operations was because of up-front payments received for fiber circuit capacity on our trans-Pacific cable that was completed in August 2017.  Net cash provided by operating activities was comparable for the years ended December 31, 2016 and 2015.

Cash used in investing activities for 2017 was comprised of capital expenditures of $95.3 million which were lower than capital expenditures of $97.8 million in 2016.  Beginning in 2017, we scaled back capital on certain elements of our network expansion initiatives, such as for enabling large areas for video service, focusing on those directly related to sales opportunities.  Cash used in investing activities for 2016 was comprised of capital expenditures of $97.8 million which was comparable to capital expenditures of $99.0 million in 2015.

During the year ended December 31, 2017, we received the proceeds of our new term loan borrowing of $320.0 million.  Prior to funding the term loan, we had made borrowings on our existing line of credit of $10.0 million in 2017.  The drawing was used, in part, to fund capital costs of our trans-Pacific submarine cable.  The new term loan funded the repayment of the existing term debt and the outstanding balance on our existing line of credit.  Total repayments of debt amounted to $305.3 million for the year ended December 31, 2017.  In addition, during the same period we paid for costs of the new financing amounting to $6.3 million.  Cash used in financing activities for years ended December 31, 2016 and 2015 was related primarily to the repayment of our debt and satisfaction of other obligations.  In addition, during the year ended December 31, 2015, we received $6.9 million upon the exercise of warrants for cash.

Outstanding Debt and Financing Arrangements

As of December 31, 2017, we had outstanding $314.9 million in aggregate long‑term debt and an undrawn $30.0 million revolving line of credit.

Our bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2017: debt service coverage with minimum allowed ratio of 2.75:1 of earnings before interest, taxes, depreciation and amortization to debt service which includes scheduled principal payments and cash interest; leverage with maximum allowed ratio of 3.25:1 of indebtedness to earnings before interest, taxes, depreciation and amortization; and a maximum level of annual capital expenditures of $105.0 million. We were in compliance with these covenants as of December 31, 2017.

With our debt structure, we do not expect to generate the necessary cash flows from operations to repay the facility in its entirety by the maturity dates of 2022 and 2023.  Repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

The following table sets forth our long‑term debt and contractual obligations for the next several years. The term loan facility and debt interest obligation are based on the balance and provisions of the term loan as of December 31, 2017.  Pension funding obligations are based on known fixed funding. Additional obligations are expected in future periods for retirement related costs. Obligations are as follows (dollars in thousands):

		2019 and	2021 and	2023 and
	2018	2020	2022	Thereafter	Total
Term loan facility	$10,250	$29,125	$97,250	$178,250	$314,875
Debt interest	16,747	31,598	25,816	3,184	77,345
Pension funding obligations	5,360	—	—	—	5,360
Operating leases	2,097	3,793	1,699	5,481	13,070
Supplier contracts	9,936	3,312	—	—	13,248
Other installment contracts	3,544	3,268	2,263	5,746	14,821
Total	$47,934	$71,096	$127,028	$192,661	$438,719

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

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. For goodwill, we compare the fair value of a reporting unit with its carrying amount. For indefinite‑lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of a reporting unit or an indefinite‑lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is an estimate based on an approach using market capitalization or on the present value of an expected range of future cash flows, or a combination of the two.

The expected range of future cash flows is based on internal forecasts developed utilizing management’s knowledge of the business and the anticipated effects of market forces. The use of different assumptions or estimates of future cash flows could produce different impairment amounts (or none at all) for goodwill and indefinite‑lived intangible assets. A significant amount of judgment is involved in developing these internal forecasts and determining if an impairment has occurred. Assumptions and estimates that could generate an impairment loss include lower-than-expected future cash flows resulting from slower than anticipated revenue growth or lower than anticipated profitability. Any adverse changes in the projected cash flows could affect our conclusions as to the recoverability of goodwill and indefinite-lived intangible assets.

In addition to projection of cash flows, we must also determine an appropriate discount rate to determine the present value of such cash flows.  The discount rates used are based on the estimated weighted average cost of capital which is subject to change based on various economic factors.  Changes in the rate can have a fairly significant impact on the estimated value.  For example, for the intangible asset impairment, a one percent increase in the discount rate would reduce the estimated fair value of the intangible asset by over ten percent.

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

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, the earnings process is complete and collectability is reasonably assured. We recognize service revenues based upon usage of our local exchange network. In general, fixed fees for local telephone, Internet access, television, data center services and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

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

Employee‑Related Benefits

We incur certain employee‑related costs associated with pensions and post‑retirement health care benefits. In order to measure the expense associated with these employee‑related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. We use third‑party specialists to assist management in appropriately measuring the expenses associated with these employee‑related benefits. Different estimates could result in our recognizing different amounts of expense over different time periods.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, our floating rate obligations consisted of $314.9 million of debt outstanding under our term loan facility. Accordingly, our earnings and cash flow are affected by changes in interest rates. Based on our borrowings at December 31, 2017 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.1 million.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm has audited the accompanying consolidated financial statements and the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are included in this Annual Report on Form 10‑K on the following pages.

/s/ Scott K. Barber	/s/ Dan T. Bessey
Scott K. Barber	Dan T. Bessey
Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 13, 2018	March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hawaiian Telcom Holdco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Telcom Holdco, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 13, 2018

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hawaiian Telcom Holdco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Hawaiian Telcom Holdco, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 13, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii

March 13, 2018

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Income (Loss)

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Operating revenues	$368,419	$392,963	$393,413
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	163,101	165,835	162,474
Selling, general and administrative	114,893	118,420	123,798
Depreciation and amortization	88,424	89,916	87,879
Total operating expenses	366,418	374,171	374,151
Operating income	2,001	18,792	19,262
Other income (expense):
Interest expense	(16,414)	(17,095)	(16,786)
Loss on early extinguishment of debt	(4,826)	—	—
Interest income and other	—	—	(19)
Total other expense	(21,240)	(17,095)	(16,805)
Income (loss) before income tax provision	(19,239)	1,697	2,457
Income tax provision	88,002	591	1,357
Net income (loss)	$(107,241)	$1,106	$1,100
Net income (loss) per common share -
Basic	$(9.27)	$0.10	$0.10
Diluted	$(9.27)	$0.10	$0.10
Weighted average shares used to compute net income (loss) per common share -
Basic	11,573,435	11,503,296	10,977,341
Diluted	11,573,435	11,555,997	11,386,303

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(107,241)	$1,106	$1,100
Other comprehensive income (loss):
Unrealized holding gain on investments arising during period	—	—	64
Retirement plan gain (loss)	24,257	(9,437)	(8,863)
Income tax benefit (provision) on other comprehensive income (loss)	(5,003)	3,607	3,358
Other comprehensive income (loss), net of tax	19,254	(5,830)	(5,441)
Comprehensive loss	$(87,987)	$(4,724)	$(4,341)

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$40,759	$15,821
Receivables, net	32,229	33,377
Material and supplies	6,810	8,090
Prepaid expenses	4,899	4,093
Other current assets	1,328	7,229
Total current assets	86,025	68,610
Property, plant and equipment, net	608,298	595,997
Intangible assets, net	31,026	32,728
Goodwill	12,104	12,104
Deferred income taxes, net	—	92,171
Other assets	2,053	2,311
Total assets	$739,506	$803,921
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,250	$3,000
Accounts payable	56,874	53,506
Accrued expenses	11,736	15,293
Advance billings and customer deposits	14,807	15,013
Other current liabilities	6,774	6,327
Total current liabilities	100,441	93,139
Long-term debt	299,066	281,699
Employee benefit obligations	79,953	105,930
Deferred income taxes, net	910	—
Other liabilities	38,927	18,239
Total liabilities	519,297	499,007
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,587,963 and 11,513,279 shares issued and outstanding at December 31, 2017 and 2016, respectively	116	115
Additional paid-in capital	182,689	179,958
Accumulated other comprehensive loss	(15,964)	(35,218)
Retained earnings	53,368	160,059
Total stockholders’ equity	220,209	304,914
Total liabilities and stockholders’ equity	$739,506	$803,921

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(107,241)	$1,106	$1,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,424	89,916	87,879
Deferred financing amortization	1,442	2,068	1,922
Loss on early extinguishment of debt	4,826	—	—
Employee retirement benefits	(1,720)	(8,103)	(3,634)
Provision for uncollectible receivables	3,797	4,031	3,648
Stock based compensation	2,827	2,303	1,584
Deferred income taxes	88,628	1,332	1,958
Changes in operating assets and liabilities:
Receivables	(2,649)	(4,672)	(3,722)
Material and supplies	1,280	409	838
Prepaid expenses and other current assets	95	(153)	9
Accounts payable and accrued expenses	(1,059)	3,935	(9,973)
Advance billings and customer deposits	20,377	(1,038)	8,565
Other current liabilities	(653)	(344)	(759)
Other	336	(702)	1,181
Net cash provided by operating activities	98,710	90,088	90,596
Cash flows from investing activities:
Capital expenditures	(95,256)	(97,841)	(99,034)
Proceeds on sale of investments	—	—	805
Net cash used in investing activities	(95,256)	(97,841)	(98,229)
Cash flows from financing activities:
Proceeds from borrowing	330,000	—	—
Proceeds from exercise of warrant	—	—	6,870
Proceeds from installment financing	2,423	2,155	2,780
Repayment of capital lease and installment financing	(3,961)	(3,341)	(4,217)
Repayment of borrowings	(305,263)	(3,000)	(3,000)
Refinancing and loan amendment costs	(6,295)	(688)	(150)
Taxes paid related to net share settlement of equity awards	(495)	(364)	(948)
Net cash provided by (used in) financing activities	16,409	(5,238)	1,335
Net change in cash, cash equivalents and restricted cash	19,863	(12,991)	(6,298)
Cash, cash equivalents and restricted cash, beginning of period	21,146	34,137	40,435
Cash, cash equivalents and restricted cash, end of period	$41,009	$21,146	$34,137

See accompanying notes to consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance, January 1, 2015	10,673,292	$107	$170,521	$(23,947)	$157,853	$304,534
Stock based compensation	—	—	1,584	—	—	1,584
Exercise of warrant	719,075	7	6,863	—	—	6,870
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,031	1	(949)	—	—	(948)
For the Year Ended December 31, 2015:
Net income	—	—	—	—	1,100	1,100
Other comprehensive loss, net of tax	—	—	—	(5,441)	—	(5,441)
Balance, December 31, 2015	11,466,398	115	178,019	(29,388)	158,953	307,699
Stock based compensation	—	—	2,303	—	—	2,303
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	46,881	—	(364)	—	—	(364)
For the Year Ended December 31, 2016:
Net income	—	—	—	—	1,106	1,106
Other comprehensive loss, net of tax	—	—	—	(5,830)	—	(5,830)
Balance, December 31, 2016	11,513,279	115	179,958	(35,218)	160,059	304,914
Cumulative effect of adoption of new accounting standard for stock compensation	—	—	—	—	550	550
Stock based compensation	—	—	2,827	—	—	2,827
Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,684	1	(96)	—	—	(95)
For the Year Ended December 31, 2017:	—
Net loss	—	—	—	—	(107,241)	(107,241)
Other comprehensive income, net of tax	—	—	—	19,254	—	19,254
Balance, December 31, 2017	11,587,963	$116	$182,689	$(15,964)	$53,368	$220,209

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

The completion of this transaction is subject to closing conditions including the receipt of regulatory approvals from, among others, the Hawaii Public Utilities Commission, and approval by the Holdco shareholders which occurred on November 7, 2017. The Merger Agreement contains certain termination rights for Holdco and Cincinnati Bell.  The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances, primarily related to if the Company receives and favors a competing merger offer, the Company will be required to pay a fee of $11.9 million.

In connection with entering into the Merger Agreement with Cincinnati Bell, the Company incurred professional fees related to the transaction of $2.4 million for the year ended December 31, 2017.

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

Taxes Collected from Customers

The Company presents taxes collected from customers and remitted to governmental authorities on a gross basis, including such amounts in the Company’s reported operating revenues and selling, general and administrative expenses.  Such amounts represent primarily Hawaii state general excise taxes and HPUC fees.  Such taxes and fees amounted to $8.4 million, $8.4 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less. The majority of cash balances at December 31, 2017 are held in one bank in demand deposit accounts.

Supplemental Non‑Cash Investing and Financing Activities

Accounts payable included $27.4 million, $26.1 million and $20.6 million at December 31, 2017, 2016 and 2015, respectively, for additions to property, plant and equipment.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite‑lived intangible assets are not amortized. Such assets are reviewed annually, or more frequently under various conditions, for impairment. The goodwill impairment test involves comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit, for goodwill, or the indefinite-lived intangible asset exceeds its fair value, the impairment loss is recognized for the amount of the excess. The Company performs its annual impairment test during the fourth quarter, primarily using a market valuation and discounted cash flows methodology.

Intangible assets with definite lives, including the value assigned to the customer base, are being amortized over the remaining estimated lives. For customer relationship intangibles, amortization is calculated using a declining balance method in relation to estimated retention lives of acquired customers.

Impairment of Long‑Lived Assets and Definite-Lived Intangibles

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

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of income (loss).

Employee Benefit Plans

Pension and postretirement health and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Actuarial gains and losses are amortized over the average remaining  service period or expected life of participants as applicable.

Maintenance and Repairs

The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to expense as these costs are incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to $5.8 million, $6.1 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of restricted stock units is generally based on the closing price of the Company’s common stock on the date of grant.  The fair value of market-based stock awards is estimated using a statistical pricing model as of the date of grant. Because stock-based compensation expense is based on awards that ultimately vest, it has been reduced for actual forfeitures.

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

	For the Year Ended
	December 31,
	2017	2016	2015
Basic earnings per share - weighted average shares	11,573,435	11,503,296	10,977,341
Effect of dilutive securities:
Employee and director restricted stock units	—	52,701	83,727
Warrants	—	—	325,235
Diluted earnings per share - weighted average shares	11,573,435	11,555,997	11,386,303

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 311,090 shares for the year ended December 31, 2017.  For the year ended December 31, 2017, the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of diluted net loss per share.  For the years ended December 31, 2016 and 2015, the antidilutive restricted stock units excluded from the computation of weighted average dilutive shares outstanding were not significant.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued a new standard that simplifies the accounting for employee share-based payment transactions.  The new standard impacts the accounting for related income taxes, forfeitures and statutory tax withholding requirements as well as the classification of certain related payments in the statement of cash flows.  The new accounting guidance was effective for the Company in 2017.  The adoption method required is specified as retrospective, modified retrospective or prospective for each of the various accounting provisions impacted by this new standard.  The Company is accounting for forfeitures on its share-based transactions as they occur beginning January 1, 2017.  The impact of the modified retrospective adoption of this provision was not significant.  In addition, the Company began accounting for excess tax benefits and tax deductions on share-based award settlements prospectively as income tax expense or benefit in its consolidated statements of income (loss) beginning January 1, 2017.  Excess tax benefits that were not recognized prior to January 1, 2017 because the related tax deduction had not reduced taxes currently payable have been recognized on a modified retrospective basis through a cumulative effect adjustment which increased retained earnings as of January 1, 2017 by $0.6 million.

In January 2017, the FASB issued new accounting guidance simplifying the test for goodwill impairment. The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the standard, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The Company adopted the standard effective December 31, 2017 on a prospective basis with no current impact.

Recently Issued Accounting Pronouncement on Revenue Recognition

In May 2014, the FASB issued a new accounting standard which provides guidance for revenue recognition.  The new accounting standard supersedes existing revenue recognition requirements and most industry-specific guidance.  The standard’s core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods and services.  The Company adopted the new standard effective January 1, 2018.  The Company selected the modified retrospective method of adoption which requires a cumulative effect adjustment to retained earnings as of the adoption date.  The initial application of the new standard was limited to contracts not yet completed as of the effective date.  The details of significant changes in the Company’s revenue recognition and the quantitative impact are provided below.

Prior to 2018, the Company recognized revenue for telecommunication and structured cabling project revenues on a percentage of completion basis, generally based on the relative portion of costs incurred to total estimated costs of a project, except for short duration projects which were recognized upon completion of the project.  Beginning in 2018, the Company is recognizing revenue on all projects as completed.  In addition, beginning in 2018, the Company began recognizing a financing component to the up-front payments for services to be delivered under indefeasible right of use contracts for fiber circuit capacity.

Beginning in 2018, the Company began deferring certain costs to obtain a contract and is recognizing such costs over the expected contract term.  Prior to 2018, the Company had deferred certain costs related to activation in an amount that approximated the related revenue and recognized such costs over the expected customer life.  The Company has concluded that such costs are no longer significant or are accounted for under other accounting standards such as those related to capitalization in conjunction with installation of an asset.

The new accounting standard also provides guidance on presentation of contract assets and liabilities in the consolidated balance sheet.  The standard provides specific guidance on presentation of advance billings.  Beginning in 2018, a liability is recognized for advance billings where cash has been received in advance of delivery of goods or services, or when payment is due and the contract is noncancellable.  Prior to 2018, a liability was recognized when the related goods or services were invoiced in advance of delivery of goods or services.

The cumulative effect of application of the new accounting standard as of January 1, 2018, net of estimated tax, was to increase retained earnings by an amount estimated at $4.0 million to $6.0 million.  The impact will be reflected in the Company’s condensed consolidated financial statements beginning with the quarter ended March 31, 2018.

In preparation for adoption of the new accounting standard, the Company has implemented internal controls, system functionality and revised business processes to prepare financial information in accordance with the standard.  These new processes and procedures ensure data utilized for financial reporting is complete and accurate and is assessed in accordance with the guidelines of the standard.  The Company is implementing new internal controls to address risks associated with applying the new revenue recognition model as well as monitoring controls to identify new sales arrangements or changes in the business environment that will affect the Company’s current accounting assessment.

Other Recently Issued Accounting Pronouncements

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

In March 2017, the FASB issued a new standard that amends the income statement presentation of the components of net periodic benefit cost for defined benefit and other postretirement plans.  The new standard requires that the current service cost component be disaggregated from the other components of net benefit cost.  The other components must be presented elsewhere in the income statement outside of income from operations.  In addition, only the service-cost component of net benefit cost is eligible for capitalization related to self-constructed assets.  The new standard is effective for the Company beginning January 1, 2018 with early adoption permitted.  The presentation requirements must be adopted on a retrospective basis and the change in capitalization methodology applied on a prospective basis.  The Company currently presents the entire net benefit cost in income from operations but has disclosed the components of net benefit costs in Note 8 to the consolidated financial statements.  The Company has adopted this standard effective January 1, 2018 and will reflect the new presentation of net periodic benefit cost beginning with its condensed consolidated financial statements for the quarter ended March 31, 2018.

In May 2017, the FASB issued additional guidance for stock compensation accounting. The guidance provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendment to the accounting standard is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted and the provisions must be applied prospectively to a stock award modified on or after the adoption date.  The Company adopted the new standard effective January 1, 2018 with no current impact.

In February 2018, the FASB amended accounting rules to allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (see Note 9).  Accounting rules generally require deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. Therefore, the tax effects of items within accumulated other comprehensive income may not reflect the appropriate tax rate (referred to as stranded tax effects).  Consequently, the amendment allows for an optional elimination of the stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amendment is effective for the Company in the first quarter of 2018.  The Company has chosen not to adopt the standard early, though allowed.  The Company is still evaluating the potential impact of the accounting amendment and has not yet concluded if it will adopt the optional provisions of the amendment.  If the provisions are adopted, the Company expects to apply the standard in the period of adoption rather than retrospectively.

3. Receivables, Net

Receivables consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Customers and other	$36,118	$37,408
Allowance for doubtful accounts	(3,889)	(4,031)
	$32,229	$33,377

The Company grants credit to customers in the normal course of business.  At December 31, 2017 and 2016, the Company did not have customer balances representing more than 10% of total receivables.  During the years ended December 31, 2017, 2016 and 2015, the Company had no customers that represented more than 10% of total revenues.

The following is a summary of activity for the allowance for doubtful accounts (dollars in thousands):

		Additional
		Charges to	Deductions
	Beginning	Costs and	from	Ending
	Balance	Expenses	Allowance	Balance
January 1 to December 31, 2017	$4,031	$3,797	$(3,939)	$3,889
January 1 to December 31, 2016	3,931	4,031	(3,931)	4,031
January 1 to December 31, 2015	3,755	3,648	(3,472)	3,931

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Land	$67,278	$67,278
Buildings	120,999	115,775
Central office equipment	222,248	208,004
Outside communications plant	479,655	412,244
Other equipment, vehicles and furniture	104,846	87,849
Construction in progress	34,759	55,606
Software	90,652	78,547
Other	10,834	10,834
Property, plant and equipment cost	$1,131,271	$1,036,137
Less accumulated depreciation	(522,973)	(440,140)
	$608,298	$595,997

Depreciation expense amounted to $86.7 million, $87.8 million and $85.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of the identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$17,983	$3,726	$21,709	$16,299	$5,410
Trade name and other	320	320	—	320	302	18
	22,029	18,303	3,726	22,029	16,601	5,428
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$18,303	$31,026	$49,329	$16,601	$32,728

Amortization expense amounted to $1.7 million, $2.1 million and $2.5 million for the years ended December 31 2017, 2016 and 2015, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2018	$1,307
2019	930
2020	574
2021	270
2022	223
Thereafter	422
$3,726

As of December 31, 2017, the Company has goodwill of $12.1 million.  Prior to 2017, the Company recognized $10.5 million of goodwill as part of the data center services segment and $1.6 million in the telecommunications segment.  As further discussed in Note 16, because of recent operational, organizational and reporting changes, the Company has concluded it now has only one segment and one reporting unit.  As such, the Company now classifies all goodwill in the one segment.

6. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Salaries and benefits	$7,875	$11,662
Interest	2,890	2,583
Other taxes	971	1,048
	$11,736	$15,293

Other current liabilities consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Other postretirement benefits, current	$3,226	$3,332
Installment financing contracts, current	2,978	2,157
Other	570	838
	$6,774	$6,327

Other liabilities, noncurrent, consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Deferred revenue, noncurrent	$28,036	$7,453
Installment financing contracts, noncurrent	8,982	8,692
Other	1,909	2,094
	$38,927	$18,239

Deferred revenue includes advance billings of capacity and other services related to the Company’s trans-Pacific cable as more fully described in Note 13.

7. Long‑Term Debt

Long‑Term debt consists of the following (dollars in thousands):

	Average Interest Rate	Final	December 31,
	December 31, 2017	Maturity	2017	2016
Term loan A-1	5.13%	May 4, 2022	$87,750	$—
Term loan A-2	5.38	May 4, 2023	227,125	—
Term loan retired	NA	NA	—	290,138
Debt issue costs and issue discount			(5,559)	(5,439)
			309,316	284,699
Current			10,250	3,000
Noncurrent			$299,066	$281,699

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

The new facility also provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  A commitment fee is payable quarterly to the lender under the facility.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  There were no drawings as of or for the periods ended December 31, 2017 on the new line of credit.

The interest rate margins on the facility are subject to a decrease of 0.25% with a defined improvement in the Company’s leverage ratio. The obligations under the bank facilities are guaranteed by the Company and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of December 31, 2017: debt service coverage with minimum allowed ratio of 2.75:1 of earnings before interest, taxes, depreciation and amortization to debt service which includes scheduled principal payments and cash interest; leverage with maximum allowed ratio of 3.25:1 of indebtedness to earnings before interest, taxes, depreciation and amortization; and a maximum level of annual capital expenditures of $105.0 million. The Company was in compliance with these covenants as of December 31, 2017.

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

The Company had an existing revolving credit facility which was repaid and terminated on May 4, 2017.  Drawings for the year ended December 31, 2017 amounted to $10.0 million.  Such draws were used primarily to fund the construction of the SEA-US submarine cable system described in Note 13.  There were no amounts drawn as of or for the years ended December 31, 2016 or 2015.

One of the syndicated lenders in both the new term loan and the term loan retired is a cooperative bank owned by its customers.  Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance.  The Company recognizes the patronage, generally as declared, as a reduction of interest expense.  The stock component is recognized at its stated cost basis with the accumulated stock investment included in other noncurrent assets.  The investment balance as of December 31, 2017 was not significant.

Loan Amendment in 2016

In May 2016, the Company amended its term loan allowing for a revised leverage ratio financial covenant. The amendment modified the maximum allowed leverage ratio. In conjunction with the amendment, the Company paid a fee to the lenders of $0.4 million and such fee was deferred as financing related costs. The Company concluded that the amended lenders’ term loans were not substantially different than the lenders’ term loans prior to amendment. In addition, the Company paid an arrangement fee and legal costs amounting to $0.3 million. Such fees were expensed as incurred in 2016.

Capitalized Interest

Interest capitalized by the Company amounted to $1.9 million, $1.6 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Maturities

The maturities of debt at December 31, 2017 are as follows (dollars in thousands):

Year ended December 31,
2018	$10,250
2019	13,125
2020	16,000
2021	16,000
2022	81,250
Thereafter	178,250
$314,875

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

The change in projected benefit obligation, change in plan assets, funded status and weighted average actuarial assumptions were as follows (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Change in projected benefit obligation:
Obligation at beginning of period	$203,316	$203,455	$73,789	$60,749
Service cost	—	—	898	1,104
Interest cost	6,705	7,347	2,193	2,637
Actuarial (gain) loss	11,574	3,686	(1,641)	11,036
Plan change	—	—	(18,262)	—
Benefits paid	(26,962)	(11,172)	(1,844)	(1,737)
Projected benefit obligation at end of period	194,633	203,316	55,133	73,789
Change in plan assets:
Fair value of plan assets at beginning of period	167,843	156,678	—	—
Return on plan assets	22,525	13,032	—	—
Employer contributions	3,181	9,305	1,844	1,737
Benefits paid	(26,962)	(11,172)	(1,844)	(1,737)
Fair value of plan assets at end of period	166,587	167,843	—	—
Funded status:
Plan assets less than projected benefit obligation	$(28,046)	$(35,473)	$(55,133)	$(73,789)
Amounts recognized on balance sheet:
Other current liabilities	$—	$—	$(3,226)	$(3,332)
Employee benefit obligation, noncurrent	(28,046)	(35,473)	(51,907)	(70,457)
Net amount recognized	$(28,046)	$(35,473)	$(55,133)	$(73,789)
Actuarial loss recognized in accumulated other comprehensive income (loss)	$(31,886)	$(36,919)	$(816)	$(20,040)
Actuarial assumptions:
Measurement date, December 31	2017	2016	2017	2016
Discount rate ranges from a low of	3.50%	3.81%	3.62%	4.03%
Discount rate ranges to a high of	3.50%	3.85%	3.63%	4.25%
Assumed health care cost trend rate, current	NA	NA	7.00%	7.25%
Assumed health care cost trend rate, ultimate	NA	NA	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	NA	NA	2026	2026

The Company’s pension plans paid lump sum payments to participants resulting in settlement accounting for the applicable plans and a loss on settlement.  The Company’s lump-sum benefits to plan participants in full settlement of obligations due resulting in settlement accounting amounted to $23.0 million, $7.1 million and $55.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In January 2017, the Company amended the postretirement health benefits plan for management employees by implementing a cap on the amount of the premium subsidy at 2017 levels.  This resulted in recognition of a negative plan amendment as of January 31, 2017.  The new measurement resulted in a retirement plan gain which was recognized in other comprehensive income of $19.7 million for the year ended December 31, 2017.

The estimated amount of the actuarial gain or loss to be amortized from accumulated other comprehensive income (loss) during 2018 is $0.4 million of loss for pension benefits and $0.9 million of gain for other postretirement benefits.

The Company accrues the service costs of pension and postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.  The following provides the components of benefit costs and weighted average actuarial assumptions for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Pension Benefits

	For the For the Year Ended
	December 31,
	2017	2016	2015
Interest cost	$6,705	$7,347	$7,994
Expected asset return	(10,376)	(10,172)	(12,565)
Amortization of loss	464	574	186
Net periodic benefit income	(3,207)	(2,251)	(4,385)
Settlement loss	3,995	1,277	8,088
Total benefit (income) expense	$788	$(974)	$3,703
Actuarial assumptions:
Discount rate ranges from a low of	3.56%	3.28%	3.54%
Discount rate ranges to a high of	3.85%	4.10%	4.09%
Expected return on plan assets	7.00%	7.00%	7.25%

Other Postretirement Benefits

	For the For the Year Ended
	December 31,
	2017	2016	2015
Service cost	$898	$1,104	$1,088
Interest cost	2,193	2,637	2,355
Amortization of (gain) loss	(678)	573	588
Total benefit expense	$2,413	$4,314	$4,031
Actuarial assumptions:
Discount rate ranges from a low of	4.03%	4.32%	3.97%
Discount rate ranges to a high of	4.25%	4.56%	4.15%
Assumed health care cost trend rate, current	7.25%	7.50%	6.75%
Assumed health care cost trend rate, ultimate	5.00%	5.00%	5.00%
Assumed health care cost trend rate, ultimate year	2026	2026	2022

The measurement date for all plans was December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, the accumulated benefit obligation was the same as the projected benefit obligation.

The Company based its selection of an assumed discount rate for 2018 net periodic benefit cost and December 31, 2017 disclosure on a cash flow matching analysis that utilized bond information provided from a bond index for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2017. The matching of bond income to anticipated benefit cash flows and the basic methods of selecting the assumed discount rate and expected return on plan assets at December 31, 2017 did not change from December 31, 2016.

In selecting the expected rate of return on plan assets of 7.00% for 2018 net periodic benefit cost, the Company considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the plans’ asset allocations and the past performance of the plans’ assets. The expected rate of return on plan assets was based on various factors including historical experience and long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from a security class will not have a significant adverse impact on the entire portfolio.

The Company’s overall investment strategy is to primarily invest for long‑term growth with sufficient investments available to fund near‑term benefit payments. The Company aims for diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 65 percent equity securities and 35 percent fixed income securities. Equity securities primarily include investments in equity funds and common stock of individual companies. Together these investments are diversified in companies located in the United States and internationally. Fixed income securities are in funds that invest in bonds of companies from diversified industries, mortgage‑backed securities and U.S. Treasuries.

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

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, based on trading values or fund net asset value, by asset category and basis of valuation, are as follows (dollars in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
2017
Common stocks - domestic large cap	$9,660	$—	$—	$9,660
Equity funds - large cap index	—	92,731	—	92,731
Fixed income funds - diversified bond	—	63,768	—	63,768
Short term investment funds	—	428	—	428
	$9,660	$156,927	$—	$166,587
2016
Common stocks - domestic large cap	$10,201	$—	$—	$10,201
Equity funds - large cap index	—	93,576	—	93,576
Fixed income funds - diversified bond	—	63,613	—	63,613
Short term investment funds	—	453	—	453
	$10,201	$157,642	$—	$167,843

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

The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016.

Common stocks (Level 1) were valued at the closing price reported on the active market on which the individual securities are traded.

Fixed income funds, equity funds, and short term investment funds (Level 2) were valued as follows. Investment funds include commingled funds that are not open to public investment and are valued at the net asset value per share. The majority of such funds allow for redemption each trading day at the daily reported net asset value per share which is reported as the fund fair value on that trading day.  There are no restrictions on fund redemptions.  As the published net asset value reflects the amount at which the fund trades, the Company has concluded it is reflective of the fund fair value as of the end of each reporting period.

All contributions made were as required by law. The Company expects to contribute $5.4 million to its defined benefit pension plans in 2018. The Company expects to contribute $3.3 million to its other postretirement benefit plans in 2018.

The Company projects that its plans will make the following benefit payments for the years ended December 31 (dollars in thousands):

		Other
	Pension Plans	Postretirement
	Benefits Paid	Benefits Paid
2018	$43,041	$3,284
2019	12,912	3,435
2020	13,442	3,541
2021	11,871	3,556
2022	13,458	3,504
2023 through 2027	54,687	16,628
	$149,411	$33,948

Assumed health care costs trend rates have a significant impact on the amounts reported for other postretirement benefits. A one‑percentage point change in the assumed health care cost trend rates would have the following annual effects (dollars in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest costs components	$ NONE	$ NONE
Effect on postretirement benefit obligation	NONE	NONE

401(k) Plan

The Company participates in two 401(k) employee savings plans that allow for voluntary contributions into designated investment funds by eligible employees with the Company matching employee contributions, up to a maximum of 10% of compensation for union employees and 6% of compensation for non-union employees. Company contributions were $4.9 million, $5.1 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Income Taxes

The components of the income tax provision are as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State and local	(626)	(741)	(601)
	(626)	(741)	(601)
Deferred
Federal	77,533	1,160	1,726
State and local	11,095	172	232
	88,628	1,332	1,958
Total income tax provision	$88,002	$591	$1,357

The income tax provision differs from the amounts determined by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision for the following reasons (dollars in thousands):

	For the Year Ended
	December 31,
	2017	2016	2015
Income tax (benefit) at federal rate	$(6,541)	$577	$835
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(813)	101	104
Permanent difference for compensation limitation	—	—	637
Expense not deductible for tax	—	292	98
Tax credit included in taxable income	238	283	252
Other permanent differences	71	20	110
Capital goods excise tax credit	(626)	(741)	(601)
Change in federal income tax rate	28,018	—	—
Other, net	132	74	54
Change in valuation allowance	67,523	(15)	(132)
Total income tax provision	$88,002	$591	$1,357

Deferred income taxes consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Deferred tax liabilities:
Property and equipment	$33,215	$46,965
Other basis differences	329	533
	33,544	47,498
Deferred tax assets:
Net operating loss and credit carryforwards	61,017	66,580
Intangible assets	13,877	30,913
Expenses deferred for tax	2,933	5,347
Employee benefits	15,851	33,434
Other basis differences	2,560	3,730
	96,238	140,004
Valuation allowance	(63,604)	(335)
	32,634	139,669
Deferred tax asset (liability), net	$(910)	$92,171

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

In considering the impact of recent operations on the Company’s deferred tax asset assessment, the Company utilizes a rolling three years of actual results as the primary measure of cumulative income or losses.  These are adjusted for permanent differences between financial reporting and taxable income.  For the year ended December 31, 2017, the Company incurred a pretax loss from operations.  In addition, as of December 31, 2017, the Company had a cumulative loss from operations for the three year period.  Because of the three year cumulative losses, the Company is required to look only to sources of income that are deemed objective and verifiable based on historical experience.  The Company considered that the cumulative loss was caused, in part, by costs not expected to recur in future periods such as merger costs.  However, the loss was also caused by costs, such as pension settlement losses, that are not deemed part of core operations but the frequency of which is hard to predict.  For example, in 2017, the level of retirements and related pension settlements ramped up making it more challenging to conclude such expenses will not recur in future periods.  With the challenge of predicting future taxable income based on actual historical results, the Company had to limit the amount of taxable income included in its assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, the Company established a full valuation allowance for its deferred income tax assets during the year ended December 31, 2017. If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

The following is a summary of activity for the valuation allowance (dollars in thousands):

		Charge (Credit)
		to Income Tax
	Beginning	Expense or	Ending
	Balance	Equity	Balance
January 1 to December 31, 2017	$335	$63,269	$63,604
January 1 to December 31, 2016	350	(15)	335
January 1 to December 31, 2015	482	(132)	350

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws including a reduction in the corporate tax rate from 34% to 21%.  The Company gave recognition to the new law as of the effective date with a revised measurement of its deferred federal income tax assets and liabilities.  The impact was to reduce the Company’s net deferred income tax asset by $28.0 million.  The Company also reduced its valuation allowance by the same amount as of that date as it had previously established a full valuation allowance as discussed above.

As of December 31, 2017, net operating losses available for carry forward through 2037 amounted to $222.6 million for federal purposes and $227.0 million for state purposes. Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes. Such change in control will be determined for income tax reporting purposes based on future changes in stock ownership.

The Company evaluates its tax positions for liability recognition.  As of December 31, 2017, 2016 and 2015, the Company had no unrecognized tax benefit. No interest or penalties related to tax assessments were recognized in the Company’s consolidated statements of income (loss) for the years ended December 31, 2017, 2016 or 2015. All tax years from 2014 remain open for both federal and Hawaii state purposes.

10. Stockholders’ Equity

Warrants

In 2010, the Company issued warrants to purchase 1,481,055 shares of common stock for $14.00 per share.  The warrants to purchase shares could be exercised from January 26, 2011 to the maturity on October 28, 2015.  The warrants could be exercised on a cashless basis whereby a portion of the exercised warrants are tendered in lieu of payment for the exercise price.  During the year ended December 31, 2015, warrants were exercised on a cashless basis resulting in the issuance of 228,316 shares of common stock. In addition, during the year ended December 31, 2015, another 490,759 warrants were exercised for cash consideration of $6.9 million.

Equity Incentive Plan

The Compensation Committee of the Company’s Board of Directors may grant awards under the Company’s equity incentive plan in the form of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock‑based awards. The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 468,826 shares remaining to be issued at December 31, 2017. All grants under the equity incentive plan will be issued at the fair value of the Company’s common stock on date of grant.

As of December 31, 2017, all awards were restricted stock units.

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

Activity with respect to outstanding restricted stock units for the years ended December 31, 2017, 2016 and 2015 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
Nonvested at January 1, 2015	245,752	$27
Granted	140,909	26
Vested	(110,623)	28
Forfeited	(101,520)	26
Nonvested at December 31, 2015	174,518	26
Granted	127,360	25
Vested	(62,651)	25
Forfeited	(12,537)	25
Nonvested at December 31, 2016	226,690	25
Granted	164,190	24
Vested	(78,623)	25
Forfeited	(1,167)	21
Nonvested at December 31, 2017	311,090	$25

As of December 31, 2017, there was $4.7 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards expected to vest. The cost is expected to be recognized over a weighted-average period of two years.

The Company recognized compensation expense of $2.8 million, $2.3 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the Company had granted restricted stock units with market conditions.  The Company valued those units for expense recognition purposes using a Monte Carlo simulation model with an expected volatility for the Company’s shares of 31.5%, a risk free return of 1.37% and no expected dividends.

The fair value as of the vesting date for the restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $1.0 million and $2.6 million, respectively. Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The total shares withheld were 21,106, 15,772 and 36,592 for the years ended December 31, 2017, 2016 and 2015, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting. Total payments for the employees’ tax obligations to the tax authorities was $0.5 million, $0.4 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

Performance Based Stock Compensation

The Company has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees are settled in Company shares based on the share price at the date of settlement.  There was no performance based compensation to be settled in stock for the year ended December 31, 2017.  The estimated performance based compensation to be settled in stock amounted $0.6 million for the year ended December 31, 2016.  The fair value of the shares granted under the plan in March 2017 amounted to $0.7 million.  Upon grant, employees were required to net share-settle to cover the required withholding tax.  Total payments for the employees’ tax obligations to the tax authorities by the Company amounted to $0.3 million. The net shares issued amounted to 17,174 shares which was based on the value of shares on the date of vesting.

11. Leases

The Company leases certain facilities and equipment for use in the Company’s operations under several operating agreements. Certain of the leases provide for escalation or renegotiation of rental rates, and for extension of lease terms. Total rent expense for the Company amounted to $4.2 million, $4.6 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Information on the aggregate minimum rental commitments under non-cancelable operating leases is as follows (dollars in thousands):

Years ended, December 31:
2018	$2,097
2019	1,910
2020	1,883
2021	1,266
2022	433
Thereafter	5,481
$13,070

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Unrealized	Defined Benefit
	Gain (Loss) on	Postretirement
	Investments	Plans	Total
January 1, 2015	$(64)	$(23,883)	$(23,947)
Other comprehensive income (loss) for 2015, net of tax	64	(5,505)	(5,441)
December 31, 2015	—	(29,388)	(29,388)
Other comprehensive loss for 2016, net of tax	—	(5,830)	(5,830)
December 31, 2016	—	(35,218)	(35,218)
Other comprehensive income for 2017, net of tax	—	19,254	19,254
December 31, 2017	$—	$(15,964)	$(15,964)

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	For the Year Ended
	December 31,
	2017	2016	2015
Retirement plans
Amortization of gain/loss and settlement loss	$3,781	$2,424	$8,862
Income tax provision on comprehensive income	1,437	921	3,368
Total	$2,344	$1,503	$5,494

The amortization of gains, losses and settlement losses was recognized primarily in selling, general and administrative expense for all three periods presented.

13. Commitments and Contingencies

Long‑Term Fixed Supplier Commitments

The Company has entered into agreements with various entities under long-term fixed contractual commitments primarily for technology services. Annual fixed fee commitments for agreements in effect at December 31, 2017, amounted to the following (dollars in thousands):

Years ended, December 31:
2018	$9,936
2019	3,312
$13,248

Under the long-term agreements, the Company incurred costs amounting to $18.4 million, $23.0 million and $12.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Trans-Pacific Submarine Cable

In August 2014, the Company joined several other telecommunication companies to form a consortium to build and operate a trans-Pacific submarine cable system. The total system cost is $235 million and is primarily composed of a supply contract with the lead contractor. The Company invested approximately $25 million over the multi-year construction period for a fractional ownership in the system. The Company recognized its fractional share of the cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017.  As of December 31, 2017, the Company had incurred costs of $25.1 million primarily to the cable contractor for construction with all such costs capitalized.

The Company has excess capacity on its share of the trans-Pacific cable that it makes available to other carriers for a fee.  The Company has contracted and expects to enter into additional contracts with other carriers for long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  The Company may receive up-front payments for services to be delivered over a period of up to 25 years.  As of December 31, 2017, the Company has entered into agreements for the sale of capacity and other services for $30.2 million, the majority of which has been received in up-front payments.  As provided for in one of the agreements, funds of $5.0 million were held in escrow and released in August 2017 when the trans-Pacific cable was ready for service.  The restricted cash was previously reflected in other current assets in the condensed consolidated balance sheet.  A liability to provide services in the future for all up-front payments is included in advance billings and customer deposits and other liabilities.  The Company is recognizing revenue for the circuits on a straight-line basis over the contract term.

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it is accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015, net of certain other receipts from the Universal Service Fund, and will continue for six years.  Under the terms of CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  On a cumulative basis, as of December 31, 2017, the Company has an interim deployment obligation for approximately 4,400 locations.  As of December 31, 2017, the Company had deployed to approximately 5,452 locations and expects to meet all of its interim and final deployment obligations.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $4.4 million, $4.4 and $3.3 million, respectively, in CAF Phase II funding as revenue in the consolidated statements of income (loss).

Installment Contracts

The Company has various fixed installment contacts generally in conjunction with acquisition of assets.  These agreements generally have a component representing interest at fixed rates in addition to principal.  As of December 31, 2017, the commitments were as follows (dollars in thousands):

Years ended, December 31:
2018	$3,544
2019	1,988
2020	1,280
2021	1,243
2022	1,020
Thereafter	5,746
14,821
Less amount representing interest	(2,861)
Present value	11,960
Current reflected in other current liabilities	2,978
Noncurrent reflected in other liabilities	$8,982

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that is effective through September 30, 2022. The agreement covers approximately half of the Company’s workforce.

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

For one of the three utilities referenced above, a dispute resolution process is proceeding as specified by the joint pole agreement.   For another of the utilities, a complaint for payment was filed by the utility with the State court in 2016.  The Company has negotiated the structure for a potential resolution of the dispute with the three utilities.  However, implementation depends on entering into various binding agreements with the utilities and approval of the Hawaii Public Utilities Commission with its jurisdiction over both the Company and the utilities.  Management of the Company believes the amount recognized in the Company’s consolidated financial statements for amounts due the utilities is reflective of what is owed and a reasonable estimate of the final settlement to be reached with the utilities.

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

Debt – The fair value of debt is based on the value at which debt is trading among holders.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
December 31, 2017
Liabilities - long-term debt (carried at cost)	309,316	315,339
December 31, 2016
Liabilities - long-term debt (carried at cost)	284,699	293,765

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

	December 31,
	2017	2016
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	315,339	293,765
Significant unobservable inputs (Level 3)	—	—
	$315,339	$293,765

15. Cash Flow Information

Supplemental cash flow information is as follows:

	For the Year Ended
	December 31,
	2017	2016	2015
Cash paid during the year:
Income taxes paid	$—	$—	$—
Interest paid, net of amounts capitalized	14,666	13,706	16,178
Non-cash investing activities - capital assets acquired under installment contracts	2,497	1,309	90
Non-cash financing activities - common shares issued for performance based compensation, net of withholding taxes paid	400	—	—

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.  The following is a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of such amounts in the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$40,759	$15,821
Restricted cash included in other current assets
Escrow deposits for capacity sales	—	5,000
Restricted cash included in other assets
Other	250	325
Total cash, cash equivalents and restricted cash	$41,009	$21,146

The escrow deposits for capacity sales are more fully described in Note 13.  The restriction on the escrow deposits was removed in 2017.

16. Segment Information

The Company, prior to 2017, operated in two reportable segments of telecommunications and data center services.  This conclusion was based on how resources were allocated and assessed by the Company’s Chief Executive Officer, the Company’s chief operating decision maker.  The Company had initially formed the data center services segment in 2013 with the expectation that the segment would operate independently and focus on colocation services.  The Company’s strategy has evolved to emphasize a bundle of telecommunication services to its customers including colocation.  In addition, the Company is focusing its efforts on obtaining the benefit of cross selling services and gaining efficiencies of a more integrated operation.  With this change in strategy, the Company has implemented certain operational, organizational and reporting changes.  Among the changes is the Chief Executive Officer is no longer provided information with which to separately evaluate the data center services segment or any other component for standalone performance or resource allocation.  Hence, given the integrated nature of the Company’s telecommunication operations, including its leveraging of its primary network to provide the majority of its services, management has concluded the Company now has only one segment.

The following table provides information on the Company’s revenue by channel (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Business services	$169,477	$180,663	$174,689
Consumer services	135,326	142,939	145,626
Wholesale carrier data	50,741	53,664	56,430
Other	12,875	15,697	16,668
	$368,419	$392,963	$393,413

17. Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results are presented in the following table (dollars in thousands, except per share amounts):

				Earnings	Earnings
		Operating	Net	(Loss)	(Loss)
	Operating	Income	Income	per share -	per share -
	Revenues	(Loss)	(Loss)	basic	diluted
Year Ended December 31, 2017:
First Quarter	$94,510	$655	$(1,952)	$(0.17)	$(0.17)
Second Quarter	91,298	2,767	(3,476)	(0.30)	(0.30)
Third Quarter	91,013	(1,088)	(92,719)	(8.00)	(8.00)
Fourth Quarter	91,598	(333)	(9,094)	(0.78)	(0.78)
Total	$368,419	$2,001	$(107,241)	$(9.27)	$(9.27)
Year Ended December 31, 2016:
First Quarter	$98,794	$4,500	$154	$0.01	$0.01
Second Quarter	99,541	6,889	1,445	0.13	0.13
Third Quarter	97,848	3,703	(279)	(0.02)	(0.02)
Fourth Quarter	96,780	3,700	(214)	(0.02)	(0.02)
Total	$392,963	$18,792	$1,106	$0.10	$0.10

In the second quarter of 2017, the Company recognized a loss on early extinguishment of debt of $4.8 million (see Note 7).  The quarterly results of operations for the year ended December 31, 2017 include pension settlement losses (see Note 8) for the first, second, third and fourth quarters amounting to $2.0 million, $0.3 million, $1.1 million and $0.6 million, respectively.  The quarterly results of operations for the year ended December 31, 2016 include pension settlement losses for the third and fourth quarters amounting to $0.5 million and $0.8 million, respectively.  During the third quarter of 2017, the Company established a full valuation allowance for deferred income tax assets resulting in an income tax expense of $89.4 million for the quarter.

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

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2017	2016	2015
Equity in earnings (loss) of Hawaiian Telcom Communications, Inc.	$(107,241)	$1,106	$1,100
Income tax provision	—	—	—
Net income (loss)	(107,241)	1,106	1,100
Other comprehensive income (loss), net of tax	19,254	(5,830)	(5,441)
Comprehensive loss	$(87,987)	$(4,724)	$(4,341)

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Balance Sheets

(Dollars in Thousands)

	December 31,
	2017	2016
Assets
Investment in Hawaiian Telcom Communications, Inc.	$220,209	$304,914
Total assets	$220,209	$304,914
Stockholders’ Equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,587,963 and 11,513,279 shares issued and outstanding at December 31, 2017 and 2016, respectively	$116	$115
Additional paid-in capital	182,689	179,958
Accumulated other comprehensive loss	(15,964)	(35,218)
Retained earnings	53,368	160,059
Total stockholders’ equity	$220,209	$304,914

Hawaiian Telcom Holdco, Inc.

(Parent Company Only)

Condensed Statements of Cash Flows

(Dollars in Thousands)

	For the For the Year Ended
	December 31,
	2017	2016	2015
Net income (loss)	$(107,241)	$1,106	$1,100
Undistributed earnings (loss) of Hawaiian Telcom Communications, Inc.	107,241	(1,106)	(1,100)
Net cash provided by operating activities, net change in cash and ending balance of cash	$—	$—	$—

Item 9.  Change In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Scott K. Barber, Chief Executive Officer, and Dan T. Bessey, Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Telcom Holdco, Inc. (the “Company”) as of December 31, 2017. Based on their evaluations, as of December 31, 2017, they have concluded that the disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by the Company in reports the Company files or submits under the Securities Exchange Act of 1934:

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

The Company’s Board of Directors has set August 2, 2018, as the date of the 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”).  Under Section 2.9 of the Company’s Amended and Restated Bylaws, because the 2018 Annual Meeting has been called for a date that is not within 30 days of the anniversary date of the 2017 Annual Meeting of Stockholders, the deadline for submitting stockholder proposals intended to be presented at the 2018 Annual Meeting has been extended.  In order to be timely, stockholder proposals for the 2018 Annual Meeting must be received at the Company’s headquarters not later than the close of business on March 23, 2018.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Set forth below are the names and ages of the Company’s current directors, their principal occupations or employment for at least the past five years, the names of other public companies for which they serve as a director or have served as a director during at least the past five years, and the years the incumbent directors became directors. Also set forth are the specific experience, qualifications, attributes, and skills that led our Nominating and Governance Committee and Board to conclude that they should serve as directors.

The following table provides information regarding Director Nominees and current Directors as of March 1, 2018:

			Director
Name	Age	Position(s)	Since
Kurt M. Cellar(1)(2)	48	Director	2010
Meredith J. Ching(1)(3)	61	Director	2015
Walter A. Dods, Jr.(2)(3)	76	Director	2005
N. John Fontana III(4)	59	Director	2016
Richard A. Jalkut(2)(4)	73	Director	2010
Steven C. Oldham(1)(3)(4)	67	Director	2010
Robert B. Webster(4)	54	Director	2016
Eric K. Yeaman(4)	50	Director	2008
Scott K. Barber(4)	56	President, Chief Executive Officer and Director	2015

(1)          Member of the Audit Committee.

(2)          Member of the Nominating and Governance Committee.

(3)          Member of the Compensation Committee.

(4)          Member of the Executive Committee.

Kurt M. Cellar has been a consultant to companies in the telecommunications, retail and insurance industries since January 2008. He previously had been a Partner and Portfolio Manager of Bay Harbour Management L.C., a hedge fund, from 1999 until January 2008. Mr. Cellar served on the Board of Horizon Lines, Inc. from November 2011 to May 2016 and currently serves on the Boards of Directors of Six Flags Entertainment Corporation and U.S. Concrete, Inc., as well as other privately-held companies. Mr. Cellar has extensive experience in telecommunications, both as an investor and a board member, as well as significant financial analysis experience. He has chaired audit and compensation committees of other companies and has been designated by the Board as an “audit committee financial expert.”

Meredith J. Ching has served since 2007 as senior vice president of government and community relations of Alexander & Baldwin, Inc. (A&B), a 147-year old Hawaii company with interests in real estate development, commercial real estate, agriculture, natural materials and infrastructure construction. Prior to joining A&B in 1982, Ms. Ching held the position of financial analyst with the Dillingham Corporation. Ms. Ching’s past government service activities also include the State of Hawaii Commission on Water Resource Management, the State Board of Agriculture, City & County of Honolulu Charter Commission, Mayor’s Task Force to develop the Pacific Nations Center and the Governor’s Task Force on the Department of Environmental Protection. Ms. Ching brings to the Board extensive knowledge of Hawaii’s unique business, legislative and regulatory environment and high-level management experience with a publicly-traded company as a member of A&B’s senior management team.

Walter A. Dods, Jr. has served as a Director of the Company since 2005, first serving from May 2, 2005 until October 28, 2010 (Chairman of the Board from May 8, 2008 until October 28, 2010), then being reappointed to the Board of Directors on December 9, 2010. Mr. Dods also served as the non-executive Chairman of the Board of BancWest Corporation, a $74 billion bank holding company wholly-owned by BNP Paribas based in Honolulu, Hawaii, from January 2005 through December 2007, and served as a director since 1983. He also was the non-executive Chairman of the Board of First Hawaiian Bank from January 2005 until December 2008 and has served as a director since 1979, as well as Vice Chairman of Bank of the West since 1998. First Hawaiian Bank and Bank of the West are subsidiaries of BancWest, Corporation. From 1996 to 1997, Mr. Dods served as the National President of the American Bankers Association and was a member of the Federal Advisory Council of the Federal Reserve System, representing the 12th district of the Federal Reserve from 1999 to 2000. Mr. Dods served on the Board of Directors of Alexander & Baldwin, Inc. from 1989 to 2014, and  served as the Chairman of the Board of Matson, Inc. from June 2012 to April 2017. Mr. Dods has also served on the Board of Directors of Par Pacific Holdings, Inc. since June 2015. Mr. Dods also serves on the Board of Directors of several privately-held companies. Mr. Dods brings to the Board extensive experience managing complex business organizations as well as extensive knowledge of the Hawaii markets in which the Company operates.

N. John Fontana III is a Senior Managing Director on the Black Diamond Capital Management (Black Diamond) private equity team. Prior to joining Black Diamond, Mr. Fontana was the President of Yankee Candle International, a Madison Dearborn portfolio company from 2010 to 2014. Prior to that, Mr. Fontana was a Managing Director and the lead operating partner with Allied Capital in Washington, DC and the CEO of an Allied portfolio company from 2003 to 2009. Mr. Fontana has been a portfolio company CEO through several successful exits and turnarounds. Mr. Fontana was a partner with Deloitte & Touche in the leveraged transactions group, and was a manufacturing executive with Frito-Lay and a consultant with Bain & Co. Mr. Fontana was nominated to the Board of Directors pursuant to a Nomination, Standstill and Support Agreement between the Company and Black Diamond, pursuant to which, among other things, the Company agreed to take certain actions to cause Black Diamond’s designated representative to be nominated and elected to the Company’s Board of Directors at each of the Company’s 2016, 2017 and 2018 Annual Meeting of Stockholders. In exchange, Black Diamond agreed to certain affirmative and negative covenants. See “Certain Relationships and Related Transactions” below. Mr. Fontana currently serves on the Board of several privately-held companies and brings to the Board significant operational experience, as well as the investor perspective of the Company’s largest stockholder.

Richard A. Jalkut has been President and Chief Executive Officer of U.S. TelePacific Corp. (dba TelePacific Communications), the third largest wireline telecom provider in California and second largest in Nevada, since 2002. Mr. Jalkut has more than 35 years’ experience in the telecommunications industry, including previously serving as President and Chief Executive Officer of Pathnet Telecommunications, Inc., a wholesale provider of services to more than one hundred second‑ and third‑tier markets located across the U.S., and President, Chief Executive Officer and Chairman of NYNEX Telephone Companies. Mr. Jalkut has served on the Board of Directors of other telecom companies, including Covad Communications Group, Inc. from 2005 to 2008 and Birch Telecom from 2000 to 2005. Mr. Jalkut also served on the Board of Directors of HSBC Holdings plc from 1991‑July 2015. Mr. Jalkut brings to the Board extensive board experience with both telecom and non‑telecom companies and experience managing telecommunication companies, and has an in‑depth understanding of the challenges and opportunities facing the telecommunications industry.

Steven C. Oldham served as President and Chief Executive Officer of SureWest Communications, a publicly‑held integrated communications provider headquartered in Northern California, from January 2006 until his retirement in June 2012. Prior to joining SureWest, Mr. Oldham served as a Senior Advisor to The Brattle Group, which provides consulting services and expert testimony on economic, finance, regulatory and strategic issues, from May 2002 to May 2005. Mr. Oldham was a member of SureWest’s Board of Directors from January 2004 to June 2012 and was chairman of its audit committee from June 2004 to December 2005. He served as Chairman of the United States Telecom Association, the leading trade association representing broadband service providers, manufacturers and suppliers, from October 2009 to November 2011. He brings to the Board extensive experience managing a telecommunications company and an in‑depth understanding of the challenges and opportunities facing the telecommunications industry. He has been designated by the Board as an “audit committee financial expert.”

Robert B. Webster co-founded Twin Haven Capital Partners LLC in 2009 (Twin Haven) and is Senior Managing Director and Portfolio Manager of Twin Haven’s Special Opportunities Funds. From 2001 to 2009, Mr. Webster served as a Managing Director and Portfolio Manager of the Special Opportunity Funds at Pequot Capital Management, Inc. (Pequot Capital). Prior to joining Pequot Capital, Mr. Webster served as Managing Director of Pacific Capital Group (PCG), a private merchant bank that founded Global Crossing, Ltd., and later concurrently served as Senior Vice President of Global Crossing. At PCG, Mr. Webster served as head of its private equity investment team. Mr. Webster previously served as a partner in both the M&A and Audit practices of KPMG, LLP. In his capacity as a portfolio manager and investment analyst, Mr. Webster has been an active investor in the telecommunications industry for over 15 years. Mr. Webster was nominated to the Board of Directors pursuant to a Nomination, Standstill and Support Agreement between the Company and Twin Haven and certain of its affiliates, pursuant to which, among other things, the Company agreed to take certain actions to cause Twin Haven’s designated representative to be nominated and elected to the Company’s Board of Directors at each of the Company’s 2016, 2017 and 2018 Annual Meeting of Stockholders. In exchange, Twin Haven agreed to certain affirmative and negative covenants. See “Certain Relationships and Related Transactions” below. Mr. Webster currently serves on the Boards of several privately-held companies and brings to the Board experience in the telecommunications industry as well as extensive investor and Board experience.

Eric K. Yeaman has served as President and Chief Operating Officer of First Hawaiian Bank since June 2015.  Mr. Yeaman previously served as the Company’s President and Chief Executive Officer from June 2008 until June 2015, leading the Company through its filing for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in December 2008, and its emergence from chapter 11 in October 2010. Prior to joining the Company, Mr. Yeaman served as Senior Executive Vice President and Chief Operating Officer of Hawaiian Electric Company, Inc. (HECO) from January 2008 to June 2008, where he was responsible for its Oahu operations, energy solutions, public affairs and the financial and administrative process areas. From January 2003 to January 2008, Mr. Yeaman served as Financial Vice President, Treasurer and Chief Financial Officer of Hawaiian Electric Industries, Inc. (HEI), HECO’s parent company. At HEI, he oversaw the controller, treasury, investor relations, corporate tax, information technology and enterprise risk management functions. Mr. Yeaman began his career at Arthur Andersen LLP in September 1989. Mr. Yeaman has been a director of Alexander & Baldwin, Inc. since June 2012 and a director of Alaska Air Group, Inc. since November 2012. Mr. Yeaman brings to the Board extensive experience managing complex business organizations as well as knowledge of the Hawaii markets in which the Company operates and, as the Company’s former Chief Executive Officer, is knowledgeable about the strategic issues facing the Company.

Scott K. Barber became President and Chief Executive Officer of the Company and a Director in June 2015. Prior to becoming our Chief Executive Officer, Mr. Barber served as our Chief Operating Officer since January 2013, where he was responsible for overseeing day-to-day operations of the Company’s technology, sales, marketing, customer service, customer care, business operations, and business development teams. Prior to joining us, Mr. Barber was Vice President of Operations of Consolidated Communications, an Illinois based telecommunications company, since July 2012, during which time he led field and network operations teams across six states. Prior to joining Consolidated Communications, Mr. Barber held various executive positions at SureWest Communications beginning in 1994, most recently as Chief Operating Officer from 2011 to 2012. He also is a director of the United States Telecom Association. Mr. Barber brings to the Board vast hands-on operational and managerial experience in the telecommunications industry and, as Chief Executive Officer, is knowledgeable about the strategic issues facing the Company.

Executive Officers and Key Employees

The following table provides information regarding our executive officers and other key employees as of March 1, 2018:

Name	Age	Position(s)
Officers
Scott K. Barber	57	President, Chief Executive Officer and Director
Dan T. Bessey	52	Senior Vice President and Chief Financial Officer
John T. Komeiji	64	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin T. Paul	62	Senior Vice President—Technology
Amy S. Aapala	45	Vice President—Information Technology Systems and Order Management
Jason K. Fujita	42	Vice President—Consumer Sales and Product Marketing
Paul G. Krueger	53	Vice President—Business Sales and Product Marketing
Benjamin L. Morgan	44	Vice President—Customer Care
Sunshine P. W. Topping	47	Vice President—Human Resources
Gregory Chamberlain	59	Vice President—Network Operations

Scott K. Barber—see “–Directors” above.

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

John T. Komeiji became our Senior Vice President, Chief Administrative Officer and General Counsel in February 2016.  Prior to becoming our Chief Administrative Officer, Mr. Komeiji served as our Senior Vice President and General Counsel since June 2008.  Mr. Komeiji is responsible for our legal, regulatory, government and community affairs, support services, human resources, labor relations, IT and billing. Prior to joining us, Mr. Komeiji was senior partner at Watanabe Ing & Komeiji LLP from 1998 to June 2008, where his practice focused on litigation of complex commercial, personal injury and professional liability matters. He is the past president of the Hawaii State Bar Association and has served on the American Bar Association’s Standing Committee on Lawyer Competence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific deadlines for these reports and we must identify in this Proxy Statement those persons who did not timely file these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe that, with one exception, all persons subject to reporting filed the required reports on time in 2017. Robert Webster filed one Form 4, reporting the Company’s grant to him of time-based Restricted Stock Units, four business days late.

Governance of the Corporation

Corporate Governance

We have adopted policies and practices that we believe result in strong and effective corporate governance. These policies and practices include:

•	Seven of the nine directors constituting the Board are “independent” under the NASDAQ rules.
•	All members of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are independent under the NASDAQ rules.
•

The Board has adopted a Code of Business Conduct applicable to all of our employees, including our executive officers, as well as a Code of Conduct for the directors of the Company. The Code of Business Conduct and Code of Conduct for the Board of Directors can be found at http://ir.hawaiiantel.com.

•	We have a hotline for employees to report, on an anonymous basis, violations of our Code of Business Conduct, including without limitation, any accounting, internal control, or audit concerns.
•	We have a policy regarding conflicts of interest under which all potential conflicts of interest must be reported to the Company on an annual basis and as they arise.

Committees of the Board of Directors

Our Board has an Audit Committee, Compensation Committee, Nominating and Governance Committee, and Executive Committee. Each of our committees has a written charter approved by the Board that clearly establishes the committee’s roles and responsibilities. Copies of the charters for the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Executive Committee can be found through the “Investor Relations” link on our website at www.hawaiiantel.com. Please note that information on, or that can be accessed through, our website is not part of the proxy soliciting materials, is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Audit Committee.  The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of our independent registered public accounting firm, overseeing the relationship with our independent registered public accounting firm, and reviewing significant accounting policies and controls. The members of the Audit Committee are Mr. Cellar (Chairman), Mr. Oldham and Ms. Ching, each of whom is an independent director under the NASDAQ rules. Each member of the Audit Committee meets the additional requirements regarding independence for Audit Committee members under the NASDAQ rules.

The Board has determined that the Audit Committee includes two “audit committee financial experts”, Steven C. Oldham and Kurt M. Cellar, as that term is defined in SEC regulations. Mr. Oldham has financial expertise through his experience as Chief Executive Officer and past audit committee chairman of a publicly‑held telecommunications company. Mr. Cellar currently is the chairman of two audit committees of public companies, including the Company, and has financial expertise as a former manager of a hedge fund. Messrs. Oldham and Cellar also are “independent” under the NASDAQ independence standards. In addition, the Board believes that all of the members of the Audit Committee are qualified to address any issues that are likely to come before the Audit Committee, including the evaluation of our financial statements and supervision of our independent registered public accounting firm.

Compensation Committee.  The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of executive officers and reviewing and making recommendations to the Board concerning Board compensation. The members of the Compensation Committee are Mr. Oldham (Chairman), Mr. Dods and Ms. Ching. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and an independent director as that term is defined under the NASDAQ rules.. Each member of the Compensation Committee also meets the additional requirements regarding independence for Compensation Committee members under the NASDAQ rules.

The Compensation Committee determines all compensation for our executive officers and Board. Before making decisions on compensation for each of the executive officers other than the Chief Executive Officer, the Compensation Committee reviews with our Chief Executive Officer each executive’s performance and accomplishments over the prior year. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding base salary increases and other compensation matters for each executive officer other than himself.

To independently assist and advise the Compensation Committee, the Compensation Committee has retained Pay Governance LLC (Pay Governance), a national compensation consulting firm. The engagement of Pay Governance is exclusively with the Compensation Committee, which has sole authority to retain and terminate any compensation consultant or other advisor that it uses. In February 2018, Pay Governance provided a letter to the Compensation Committee confirming its independence. As needed, the Compensation Committee consults with Pay Governance on our executive compensation programs, compensation program design changes, compensation strategy, and effectiveness of pay delivery, and asks Pay Governance to review and analyze market information on compensation trends and practices and to make recommendations to the Compensation Committee based on competitive compensation data.

Nominating and Governance Committee.  The duties and responsibilities of the Nominating and Governance Committee include making recommendations regarding individuals qualified to become directors, the structure and composition of the Board and committees of the Board, and corporate governance policies and practices. The members of the Nominating and Governance Committee are Messrs. Dods (Chairman), Cellar, and Jalkut, each of whom is an independent director under the NASDAQ rules.

Executive Committee.  The purpose of the Executive Committee is to act for the Board between Board meetings. The Executive Committee has all the powers of the Board except as otherwise provided in the Company’s Bylaws or the corporation laws of the State of Delaware. The members of the Executive Committee are Messrs. Jalkut (Chairman), Yeaman, Oldham, Barber, Fontana and Webster.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information concerning the 2017 compensation program for the executive officers identified in the Summary Compensation Table below (the Named Executive Officers). This Compensation Discussion and Analysis contains forward‑looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Executive Summary

The compensation of our Named Executive Officers consists of three principal elements: (1) base salary, (2) short-term performance compensation, and (3) long-term equity compensation. We believe our executive compensation program is effectively designed to align the interests of our executives with the interests of our stockholders and is instrumental in achieving our business objectives. In determining our executive compensation, the Compensation Committee considers the strong stockholder support that the “Say‑on‑Pay” proposal has historically received, including most recently at our 2014 and 2017 annual meetings of stockholders (approximately 99% and 95%, respectively, of the votes cast (excluding abstentions and broker non‑votes) voted to approve the compensation of Company’s named executive officers).

As has been the case in the past, the Compensation Committee will consider stockholder concerns and feedback on our executive compensation program that it receives. Also, consistent with the results of our stockholder vote at our 2017 annual meeting of stockholders on the frequency of future advisory votes on executive compensation, which recommended that we would hold an advisory vote on the compensation of our Named Executive Officers every three years (the most recent vote was held in April 2017), the Board has decided to continue to hold the frequency of advisory votes on the compensation of our Named Executive Officers every three years.

Highlights of our executive compensation programs include the following:

•

A significant portion of our Named Executive Officers’ target total compensation (ranging from approximately 50% to approximately 73% in 2017) is considered by us to be “at risk” because it is subject to meeting meaningful performance goals, stock price performance, and/or continued employment.

•

Our Named Executive Officers receive long-term equity awards subject to performance-based, as well as time-based, vesting requirements. These long-term incentives are targeted to have grant date values between 60% and 175% of our Named Executive Officers’ base salaries. We believe these awards ensure that a significant portion of the executives’ compensation is tied to long-term Company performance, including stock price performance, to align executives’ interests with stockholder interests.

•	The Board has adopted stock ownership guidelines that require executives to hold a minimum amount of our common stock to further align executives’ interests with those of our stockholders.

The Compensation Committee periodically evaluates our executive compensation policies and practices and adjusts them as appropriate to reflect our performance and competitive needs. The Compensation Committee has engaged Pay Governance LLC (Pay Governance), an independent, national compensation consulting firm, to provide analysis of our Named Executive Officers’ compensation.

Executive Compensation Philosophy

The telecommunications industry is a highly technical and competitive industry, which requires the Company to compete for qualified executives. To succeed in recruiting and retaining qualified executives, the Compensation Committee must offer a compensation program that is competitive and will attract, retain, and motivate highly‑skilled executives. We believe the compensation plan aligns our executives’ interests with the interests of stockholders. The plan is designed to achieve our financial and strategic objectives by tying a substantial portion of executives’ annual and long‑term compensation to meeting meaningful performance objectives. The Compensation Committee considers data from surveys conducted by its compensation consultant in determining the appropriate allocation of our executives’ total compensation among annual base salary, annual cash performance compensation, and long‑term, equity‑based compensation. Our Compensation Committee seeks to target total direct compensation, on average, at the 50th percentile (median) based on competitive survey and peer company data provided by its compensation consultant.

Executive Compensation Process

Role of the Compensation Committee

The Compensation Committee is responsible for establishing our executive compensation philosophy and administering our executive compensation program, including reviewing and approving the compensation of our Named Executive Officers. It also has the responsibility to assess the compensation policies and practices for all employees to determine if they create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee regularly consults with and reports to our full Board of Directors on its deliberations and actions.

The Compensation Committee reviews our executive compensation program on a periodic basis to determine whether it is appropriate, properly coordinated, and achieves its intended purposes.

Role of Management

In carrying out its responsibilities, our Compensation Committee works with our Chief Executive Officer and the senior management team to obtain information such as Company and individual performance, market data, and management’s perspective and recommendations on compensation matters. Typically, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of executives other than himself and attends Compensation Committee and Board meetings at which such compensation matters are discussed (other than those portions of such meetings involving his own compensation).

Role of Compensation Consultant

In December 2016, Pay Governance delivered its Bi‑Annual Executive Compensation review (the 2016 Report), including a market review and recommendations for 2017 for the base salaries, short-term performance compensation and long‑term equity compensation programs, as well as a review of, and recommendations for, 2017 regarding annual incentive plan design, performance measures and performance ranges. The Compensation Committee also based its recommendations on 2017 base salaries, performance compensation payments and long‑term equity compensation programs on the 2016 Report. Pay Governance serves at the discretion of the Compensation Committee and does not advise the Company on any other matters.

Use of Competitive Data

The 2016 Report compared the pay levels for 12 executive positions to competitive market data from the Towers Watson 2015/2016 Survey Report on Top Management Compensation and to publicly‑reported compensation at the following peer telecommunications companies: Actua Corporation, Alaska Communications Systems Group Inc., ATN International, Inc., Brightcove Inc., Cincinnati Bell Inc., Cogent Communications Holdings, Inc., Consolidated Communications Holdings Inc., Endurance International Group Holdings, Inc., FairPoint Communications Inc., Five9, Inc., General Communication Inc., Inteliquent, Inc., Internap Corporation, Iridium Communications Inc., J2 Global, Inc., Lumos Networks Corp., Shenandoah Telecommunications Co. and Vonage Holdings Corporation. The Compensation Committee reviews the peer group periodically and makes adjustments to its composition as necessary.

The results of the 2016 Report showed that, in general, our executive base salaries were positioned at approximately the 50th percentile of the competitive survey and peer company data; target annual performance payments were positioned at or near the 50th percentile; and our long-term incentive compensation (as a percentage of base salary) was well below the 50th percentile for our named executive officers. Target total cash compensation (the sum of base salary and target annual performance compensation) was on average approximately 2% above the 50th percentile, while target total direct compensation (the sum of base salary, target annual performance compensation, and long-term incentive compensation) was on average approximately 16% below the 50th percentile as of the 2016 Report.

Tax and Accounting Considerations

In determining executive compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and to its executives, accounting consequences to the Company, and the impact of certain arrangements on stockholder dilution. However, to maintain maximum flexibility in designing appropriate compensation programs, the Compensation Committee, while considering these and other factors in determining compensation, will not limit compensation to those levels or types of compensation that are intended to have a particular tax or accounting result, to be deductible by the Company, or to achieve a specific level of stockholder dilution.

Sections 280G and 4999 of the Internal Revenue Code provide that executive officers, persons who hold significant equity interests, and certain other highly‑compensated service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of our Company that exceeds certain prescribed limits, and that our Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Further, Section 409A of the Internal Revenue Code imposes certain additional taxes on service providers who enter into certain deferred compensation arrangements that do not comply with the requirements of Section 409A. The Company does not pay its executive officers, including any Named Executive Officer, a “gross‑up” or other reimbursement payment for any tax liability that he might owe as a result of the application of Sections 280G, 4999 or 409A.

Executive Compensation Program

For 2017, the compensation program for our Named Executive Officers consisted of three principal elements: (1) base salary, (2) short-term performance compensation, and (3) long-term equity compensation. The compensation program is designed to incentivize the Named Executive Officers to achieve the Company’s strategic goals. Set forth below is a discussion of each element of our executive compensation program and the criteria for decisions made with respect to each such element for 2017.

Base Salary.  Base salaries for our Named Executive Officers are based on the scope of their responsibilities, taking into account competitive survey data compiled by Pay Governance on compensation paid by comparable companies for similar positions. Base salary merit increases for the Named Executive Officers are considered each year and are based on the individual performance appraisals of the executives and on the amount of the merit increase pool budgeted by management and approved by the Compensation Committee for the year in question. The 2016 Report determined that our executive base salaries, on average, were positioned near the 50th percentile of the competitive survey and peer company data. For 2017, the Compensation Committee considered Pay Governance’s 2016 Report, salary adjustment survey data obtained from Hawaii businesses by the Hawaii Employers Council, and past merit increases for our Named Executive Officers. Taking into account the foregoing, the Compensation Committee approved no merit increase for our non-union employees, including the Named Executive Officers.

Performance Compensation Plan.  The Performance Compensation Plan provides our Named Executive Officers and other key employees with the opportunity to obtain, in addition to their base salary, an annual performance payment that is dependent upon achieving defined corporate performance goals. Any such performance payments generally are awarded no later than the end of the first quarter of the following year. Employment with the Company at the time of award is a prerequisite to receiving an award. The 2016 Report found the target annual cash performance payments for our executives generally were positioned between the 50th and 62.5th percentiles of the competitive survey and peer company data.

The Performance Compensation Plan is reviewed annually and its terms may be modified from time-to-time to reflect changes in our business strategies and focus. Pursuant to the Performance Compensation Plan, the Compensation Committee approves the target annual performance payment awards for our Chief Executive Officer and other Named Executive Officers and the corporate and individual performance goals, if any, and their relative weights. The performance payment is calculated as a percentage of the employee’s annual salary. Depending on the achievement of the predetermined targets set by the Compensation Committee, the annual performance payment may be less than or greater than the target annual performance payment. In addition, at the Committee’s sole discretion, additional performance-based compensation may be paid to Named Executive Officers and other key employees apart from the Performance Compensation Plan. The corporate performance calculations under our Performance Compensation Plan are based on audited financial results, as shown below.

For the 2017 performance year, the Company goals consisted of revenue, adjusted EBITDA (defined by the Company as net income excluding interest expense, income taxes, depreciation and amortization, loss on the sale of property, non-cash stock and other performance-based compensation, earn-out payments on the SystemMetrics acquisition, pension settlement loss, severance costs and other special items) (Adjusted EBITDA), and customer satisfaction. Customer satisfaction goals are based on a composite of total telephone and email surveys from each of the consumer (10%), HTTV (10%) and business (10%) customer service categories in which survey participants gave the Company a “satisfied” 6-10 rating on a scale from 1 to 10. The relative weighting of the Company goals, performance target levels, and threshold and maximum levels are set forth in the table below, with the customer satisfaction targets representing the average of the three customer service categories:

		Percent of	Target
Company Goal	Weighting	Target	($ in mils)	% Payout
Revenue	35%
Threshold		95%	$377.1	75%
Target		100%	$396.9	100%
Maximum		105%	$416.7	125%
Adjusted EBITDA	35%
Threshold		95%	$110.7	75%
Target		100%	$116.5	100%
Maximum		105%	$122.3	125%
Total Customer Satisfaction	30%
Customer Composite	10%
Threshold		85%	N/A	75%
Target		87%	N/A	100%
Maximum		89%	N/A	125%
HTTV Composite	10%
Threshold		89%	N/A	75%
Target		91%	N/A	100%
Maximum		93%	N/A	125%
Business Composite	10%
Threshold		84%	N/A	75%
Target		86%	N/A	100%
Maximum		88%	N/A	125%

The Compensation Committee determined that no payments for the 2017 plan year would be made unless the minimum thresholds for both revenue and Adjusted EBITDA were achieved. In addition, individual payouts were contingent upon the executive obtaining a “meets expectations” or better performance evaluation. Target annual performance payments were based on a payout schedule that provided targets of 100% of annual salary for the Chief Executive Officer and between 40% and 75% of annual salary for the other Named Executive Officers, and maximum payout opportunities of 125% for the Chief Executive Officer and between 50% and 93.75% for the other Named Executive Officers.

The Company’s 2017 results for revenue, Adjusted EBITDA, and customer satisfaction are presented in the table below.

					Actual
			Result as a		Payout as a
	Target	Result	Percentage		Percentage
Corporate Performance Metric	($ in millions)(1)	($ in millions)(1)	of Target(2)(3)	Weighting	of Target(2)
Revenue	$396.9	$368.4	92.8%	35%	—%
Adjusted EBITDA	$116.5	$104.0	89.3%	35%	—%
Customer Satisfaction (4)	—	—	—	30%	—%
Payout percentage					—%

(1)	Rounded to nearest million dollars.
(2)	Rounded to nearest tenth of a percent.
(3)	Determined by interpolation based on how the actual results compared to the threshold, target, and maximum levels.
(4)	Customer satisfaction was measured in three categories based on customer surveys. All three categories were below the threshold level.

Because the Compensation Committee determined that the minimum thresholds for both revenue and Adjusted EBITDA were not achieved, the Compensation Committee determined that no performance compensation payments would be made for the 2017 plan year.  The following chart lists the 2017 plan year target and actual annual performance payment awards, as represented by reference to the applicable percentage of base salary, and actual dollar payouts for each Named Executive Officer:

		Potential
		Payout	Actual
	Target as a	Range as a	Payout as a
	Percentage of	Percentage of	Percentage of	Actual
Name	Annual Salary	Annual Salary	Annual Salary	Payout
Scott K. Barber	100%	0 - 125%	0.0%	$—
Dan T. Bessey	75%	0 - 81.25%	0.0%	$—
John T. Komeiji	65%	0 - 81.25%	0.0%	$—
Kevin T. Paul	40%	0 - 50%	0.0%	$—

2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan provides key employees, including our Named Executive Officers, and non-employee directors of the Company and its subsidiaries with the opportunity to receive restricted stock units (RSUs), stock options, and other equity based awards. The maximum number of shares of our common stock issuable pursuant to awards granted under the 2010 Equity Incentive Plan is 1,400,000 shares. As explained above, Pay Governance’s 2016 Report found that our long-term incentive compensation (as a percentage of base salary) was below the 50th percentile of the competitive survey and peer-company data for the Named Executive Officers.

The RSU awards are intended to provide long-term compensation over a four-year period beginning on the grant date. The amount of each RSU award is determined as a percentage of the executive’s base salary and the fair market value of the Company’s common stock on the grant date. The Compensation Committee set the base salary percentage for each Named Executive Officer in line with the recommendation of the Company’s compensation consultant, following its assessment of competitive long-term incentive compensation levels for each Named Executive Officer. All RSU awards are non-transferable. RSUs vest on an accelerated basis in connection with the participant’s death or disability, termination without Cause or by the participant for Good Reason or a change of control, as those terms are defined in the 2010 Equity Incentive Plan. See “Potential Payments on Termination or Change in Control” below.

The RSUs awarded to the Named Executive Officers are divided equally into time-based RSUs and performance based RSUs (PBRSU). The time-based RSUs vest in equal installments over a four-year period. In the case of the time-based RSUs awarded in 2017, for example, shares vest on March 12 of 2018, 2019, 2020 and 2021. In order to tie RSU awards to shareholder return and the Company’s financial performance, the Named Executive Officers’ PBRSUs vest over a four-year period (the first vesting occurring in year 2), based on the Company’s performance with respect to Adjusted EBITDA, total revenue and total shareholder return (TSR), each described in more detail below. In the case of PBRSUs granted in 2017, for example, vesting will take place on March 12 of 2019, 2020 and 2021. The vesting percentage for PBRSUs is determined based on the Company’s performance during the applicable performance period. The vesting percentage is based on revenue and Adjusted EBITDA performance in the year of grant and TSR performance in the year of grant and the following year, and the same vesting percentage is applied to all three vesting years. All vesting of PBRSUs is subject to continued employment through each vesting date and provided that no PBRSUs will vest if Adjusted EBITDA performance in the applicable performance year is below the threshold performance goal.

The PBRSUs allow for the possibility of vesting more than the target number of PBRSUs if actual performance exceeds the performance goals and for the possibility of vesting fewer shares than the target number if actual performance falls short of performance goals. Additionally, for all RSUs, the Compensation Committee has the discretion, after consideration of such factors it deems appropriate, to reduce the number of PBRSUs that otherwise would vest based upon the achievement of the applicable performance goals. No discretionary adjustments were made in 2017.

PBRSU Vesting Formula

The number of PBRSUs that vest with respect to a given performance period is equal to the product of A times B times C, where:

A	=	The target number of PBRSUs scheduled to vest with respect to the applicable performance period.

B	=	Weighted % Vested from Revenue Performance + Weighted % Vested from Adjusted EBITDA Performance.

C	=	TSR Award Modifier.

A = Target number of PBRSUs Scheduled to Vest with Respect to the Applicable Performance Period

The number of PBRSUs scheduled to vest are that number of PBRSUs scheduled to vest with respect to a performance period assuming performance at the target level.

B = Sum of Weighted % Vested from Revenue plus Weighted % Vested from Adjusted EBITDA Performance

Weighted % Vested from Revenue and Adjusted EBITDA Performance are based on the achievement of goals determined for the applicable performance period by the Compensation Committee. Revenue performance is weighted forty percent (40%) and Adjusted EBITDA performance is weighted sixty percent (60%). The vesting percentage for each of revenue and Adjusted EBITDA ranges from seventy-five percent (75%) for achieving Threshold to one hundred twenty-five percent (125%) for achieving Maximum. In the event of performance between Threshold and Target or between Target and Maximum, straight-line interpolation is used to determine the weighted percentages set forth above. If performance is below Threshold, the applicable weighted percentage will equal zero percent (0%). In no event may the Weighted % Vested from Revenue Performance or the Weighted % Vested from Adjusted EBITDA Performance exceed 125%.

The performance targets and weightings for revenue and Adjusted EBITDA for the 2017 performance year are set forth below.  Performance goals for the 2015 and 2016 performance years are set forth in the Company’s Proxy Statement for 2016 and 2017, respectively.

Weighted % Vested from Revenue Performance for 2017 Performance Year

				% Vested
				from
				Revenue
Measurement	Weighting	Factor	Amount	Performance
			($ in mils)
FY2017 Revenue	40%
Threshold		95%	$377.1	75%
Target		100%	$396.9	100%
Maximum		105%	$416.7	125%

Weighted % Vested from Adjusted EBITDA Performance for 2017 Performance Year

				% Vested
				from
				Revenue
Measurement	Weighting	Factor	Amount	Performance
			($ in mils)
FY2017 EBITDA	60%
Threshold		95%	$110.7	75%
Target		100%	$116.5	100%
Maximum		105%	$122.3	125%

C = TSR Award Modifier

The TSR Award Modifier ranges from a low of seventy-five percent (75%) for achievement of 15% or greater below target and up to one hundred twenty-five percent (125%) for achievement of 15% or greater above target, depending upon the performance of the Company’s TSR relative to the performance of the NASDAQ Telecommunications Index (Index) TSR as set forth below.

	TSR Relative Performance
	[(Company TSR minus	TSR Award
Level	Index TSR) × 100%]	Modifier
High	+15% and higher	125%
Target	0%	100%
Low	−15% and lower	75%

The TSR Award Modifier is calculated by subtracting the Index TSR from the Company TSR where:

Company TSR = (Company Share Ending Price/Company Share Beginning Price) – 1

Index TSR = (Index Ending Price/ Index Beginning Price) – 1

Beginning Price = trading volume weighted average price of the Company’s common stock or the NASDAQ Telecommunications Index, as applicable, over the first 5 trading days in January 2017, accounting for the reinvestment of dividends over this period.

Ending Price = trading volume weighted average price of the Company’s common stock or the NASDAQ Telecommunications Index, as applicable, over the last 5 trading days in December 2018, accounting for the reinvestment of dividends over this period.

In the event of TSR relative performance between levels, straight‑line interpolation will determine the TSR Award Modifier.

Results and Vesting Calculations

For PBRSUs granted in 2014 and vesting in 2018, revenue and Adjusted EBITDA are based on the 2014 performance year and TSR is based on 2014 and 2015. For PBRSUs granted in 2015 and vesting in 2018, revenue and Adjusted EBITDA are based on the 2015 performance year and TSR is based on 2015 and 2016. For PBRSUs granted in 2016 and vesting in 2018, revenue and Adjusted EBITDA are based on the 2016 performance year and TSR is based on 2016 and 2017.

2014 Grant

					Actual
			Result as a		Vesting as a
	Target	Result	Percentage of		Percentage
Corporate Performance Metric	($ in millions)(1)	($ in millions)(1)	Target(2)	Weighting	of Target(2)(3)
Revenue	$407.8	$390.7	95.8%	40%	31.6%
Adjusted EBITDA	$123.0	$117.8	95.8%	60%	47.3%
Vested % before TSR Award Modifier					79.0%
TSR Award Modifier(4)					75.0%
Vested % after TSR Award Modifier(5)					59.2%

2015 Grant

					Actual
			Result as a		Vesting as a
	Target	Result	Percentage of		Percentage
Corporate Performance Metric	($ in millions)(1)	($ in millions)(1)	Target(2)	Weighting	of Target(2)(3)
Revenue	$401.5	$393.4	98.0%	40%	36.0%
Adjusted EBITDA	$120.4	$119.5	99.3%	60%	57.8%
Vested % before TSR Award Modifier					93.8%
TSR Award Modifier(4)					75.0%
Vested % after TSR Award Modifier(5)					70.4%

2016 Grant

					Actual
			Result as a		Vesting as a
	Target	Result	Percentage of		Percentage
Corporate Performance Metric	($ in millions)(1)	($ in millions)(1)	Target(2)	Weighting	of Target(2)(3)
Revenue	$406.4	$393.0	96.7%	40%	33.4%
Adjusted EBITDA	$119.5	$116.0	97.1%	60%	51.2%
Vested % before TSR Award Modifier					84.6%
TSR Award Modifier(4)					75.7%
Vested % after TSR Award Modifier(5)					64.0%

(1)	Rounded to nearest million dollars.
(2)	Rounded to nearest tenth of a percent.
(3)	Determined by interpolation based on how the actual results compared to the threshold, target, and maximum levels.
(4)	TSR Award Modifier was calculated by subtracting the Index TSR from the Company TSR.
(5)	The vested percentage was calculated as Weighted % Vested from Revenue Performance + Weighted % Vested from Adjusted EBITDA Performance x TSR Award Modifier.

2018 RSU Vesting

Based on the foregoing performance, RSUs vesting in 2018 are as follows:

	Total PBRSUs	2014 Grant	2015 Grant	2016 Grant
	Elibigle for	Calculated	Calculated	Calculated	Total PBRSUs	Total RSUs Vesting
Name	Vesting	Vesting %	Vesting %	Vesting %	Vesting # (1)	TB+PB RSUs # (1)(2)
Scott K. Barber	8,660	59.2	70.4	64.0	5,648	16,789
Dan T. Bessey	3,575	59.2	70.4	64.0	2,389	6,927
John T. Komeiji	4,393	59.2	70.4	64.0	2,871	7,667
Kevin T. Paul	2,685	59.2	70.4	64.0	1,748	4,752

(1)	Number of shares of the Company’s Common Stock to be issued in settlement of RSUs.
(2)	Includes both time-based and PBRSUs.

2017 RSU Grants

During 2017, the Compensation Committee granted a total of 71,950 RSUs to our Named Executive Officers, which includes both PBRSUs (which assumes performance at target level) and time‑based RSUs (collectively, Target RSUs). The following chart shows the number of Target RSUs awarded to each Named Executive Officer in 2017, as well as the maximum number of RSUs that could vest in the event of performance at above target levels (Maximum RSUs):

	% of	Number of	Number of
Name	Base Salary	Target RSUs	Maximum RSUs
Scott K. Barber	175	37,162	47,614
Dan T. Bessey	100	14,856	19,034
John T. Komeiji	80	12,012	15,390
Kevin T. Paul	60	7,920	10,148

Retirement and Other Benefits

We have a tax‑qualified Section 401(k) retirement savings plan for employees and Named Executive Officers who satisfy certain eligibility requirements. Under this plan, participants may elect to make pre‑tax contributions not to exceed the applicable statutory income tax limitation (which was $18,000 in 2017). In addition, the Company may make discretionary contributions to the plan in any year, up to certain limits. In 2017, the Company provided a matching contribution equal to 100% of a participant’s salary deferrals, up to a maximum of 6% of a participant’s compensation. Our contributions to the accounts of the Named Executive Officers are shown in the All Other Compensation column of the Summary Compensation Table below. The plan is intended to qualify under Section 401(a) of the Internal Revenue Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.

Additional benefits received by our Named Executive Officers include Company‑funded executive group life, disability, and accidental death and dismemberment insurance; reimbursement of out‑of‑pocket medical expenses; entitlement to severance benefits in the event of termination of employment under certain circumstances (as described in more detail below); and group medical plans and medical and dependent care flexible spending accounts available to salaried employees generally.

Except as described herein, we generally do not provide perquisites or other personal benefits to our Named Executive Officers. Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites in circumstances where the Committee believes they are appropriate to assist our executives in the performance of their duties, to make our executives more efficient and effective, and/or for recruitment, motivation, or retention purposes. Any future practices with respect to perquisites or other personal benefits will be approved and subject to review by the Compensation Committee.

While the Committee intends to continue to maintain current benefits for our Named Executive Officers, we have discretion to revise, amend, or add to them. The Compensation Committee believes these benefits are at competitive levels for comparable companies.

Severance Benefits

The Board of Directors recognizes that it is critical to provide competitive compensation packages to attract and retain experienced and skilled executives in a competitive and dynamic industry, including competitive severance benefits. In November 2016, in consultation with Pay Governance, the Compensation Committee adopted changes to the Company’s Executive Severance Plan and entered into Change of Control Agreements with each of the Company’s Named Executive Officers that were designed to more closely align the Company’s severance benefits with market benefits. The Committee believes that the severance benefits provided to our Named Executive Officers under our Executive Severance Plan and Change of Control Agreements, among other things, will improve retention and allow the Named Executive Officers to maintain continued focus and dedication to their assigned duties to maximize stockholder value. A discussion of the severance benefits of our Named Executive Officers is explained in greater detail under “Potential Payments on Termination or Change in Control” set forth below.

Other Compensation Policies

Stock Ownership Guidelines

Our Board of Directors believes that ownership of our common stock by our directors and officers promotes a focus on long-term growth and aligns the interests of our directors and officers with those of our stockholders. Our stock ownership guidelines require our executives at the senior vice president level and higher, including our Named Executive Officers, and our non-employee directors to achieve ownership of our common stock with a value that is equal to or greater than: (i) for our Named Executive Officers, 200% of annual base salary, not later than five years, and (ii) 300% of the annual cash retainer for our non‑employee directors, not later than three years, after the later of the date of adoption of the stock ownership guidelines and the date the individual becomes subject to the guidelines.

Such ownership includes ownership of restricted as well as unrestricted shares of common stock, whether owned by the individual, jointly, or by the individual’s revocable living trust, as well as unvested time‑based restricted stock units. All of our Named Executive Officers except one have met the stock ownership guidelines or have time remaining under the guidelines, with the non-compliant officer having implemented a plan to achieve compliance.

Prohibition against Certain Equity Transactions

We have a policy regarding hedging the economic risk of the ownership of shares of our common stock which prohibits the Named Executive Officers from engaging in short sales and similar arrangements involving our common stock.

Compensation Recovery Policy

Once final rules regarding clawback policies are issued as contemplated by the Dodd‑Frank Act, we intend to develop a policy regarding retroactive adjustments to our Named Executive Officers’ compensation in situations where such compensation was predicated upon the achievement of financial results that subsequently were the subject of a financial restatement. Once final rules are released regarding clawback requirements under the Dodd‑Frank Act, we intend to review our policies and plans and, if necessary, amend them to comply with the new mandates.

Relationship between Compensation Plans and Risk

We believe that the Company’s compensation programs, either individually or in the aggregate, do not encourage executives or employees to undertake unnecessary or excessive risks that are reasonably likely to have a material adverse effect on us. We note the following mitigating factors:

•

The Compensation Committee sets the performance goals for our annual Performance Compensation Plan. These goals typically are objective financial goals which the Compensation Committee believes are appropriately correlated with stockholder value;

•

The use of a performance-based equity compensation (restricted stock units) that utilizes multi-year performance goals determined by the Compensation Committee and multi-year vesting periods that align our executives’ interests with those of our stockholders; and

•	Stock ownership guidelines for senior executives, monitored by the Compensation Committee, that encourage alignment with stockholder interests over the long term.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10‑K for the year ended December 31, 2017. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be incorporated into the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

Bernard R. Phillips III
Respectfully Submitted By: The Compensation Committee Steven C. Oldham, Chairman Walter A. Dods, Jr. Meredith J. Ching

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10 K for the year ended December 31, 2017, in whole or in part, the Compensation Committee Report shall not be deemed to be incorporated by reference into any such filings, unless we specifically incorporate these reports by reference in some other filed document

Summary Compensation Table

The following table sets forth information regarding compensation earned for the fiscal years ended December 31, 2017, 2016 and 2015 by our Named Executive Officers who were serving as executive officers at the end of 2017.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)(2)	($)	($)(3)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott K. Barber	2017	495,000	—	848,966	—	—	—	20,345	1,364,311
President and Chief	2016	494,557	—	591,582	—	290,688	—	20,345	1,397,172
Executive Officer	2015	452,580	—	463,282	—	298,772	—	18,462	1,233,096
Dan T. Bessey	2017	346,300	—	339,385	—	—	—	19,516	705,201
Chief Financial Officer	2016	346,153	—	299,200	—	152,594	—	20,201	818,148
and Treasurer	2015	221,000	50,000	246,452	—	103,895	—	6,599	627,946
John T. Komeiji	2017	350,000	—	274,414	—	—	—	20,964	645,378
Chief Administrative Officer	2016	349,821	—	266,833	—	133,650	—	20,964	771,268
and General Counsel	2015	343,271	—	257,749	—	165,891	—	20,939	787,850
Kevin T. Paul	2017	307,700	—	180,932	—	—	—	12,951	501,583
Senior Vice President-	2016	307,475	—	156,393	—	72,290	—	13,006	549,164
Technology	2015	301,453	—	150,922	—	89,649	—	13,073	555,097

(1)

Represents the aggregate grant date fair values, calculated in accordance with FASB ASC Topic 718, of RSU awards under the 2010 Equity Incentive Plan. There can be no assurance that these grant date fair values will ever be realized by the Named Executive Officers. For 2017, this column includes the grant date fair values of the target number of shares that may be earned pursuant to RSU awards granted in 2017. See the “Grants of Plan Based Awards” table below for information on RSU awards made in 2017. The grant date fair value of the maximum number of shares that may be earned are: (a) Scott Barber: $1,082,877, (b) Dan Bessey: $432,895, (c) John Komeiji: $350,022, and (d) Kevin Paul: $230,784.

(2)	Represents cash performance payments earned in the year indicated, under the Company’s Performance Compensation Plan.
(3)

“All Other Compensation” in 2017 includes: (i) amounts contributed by the Company to its 401(k) plan ($18,000 for Messrs. Barber and Komeiji, $17,315 for Mr. Bessey, and $10,899 for Mr. Paul), (ii) premiums paid with respect to supplemental term life, accidental death and dismemberment, disability and health benefits for the benefit of the Named Executive Officers, and (iii) reimbursement of out-of-pocket medical expenses for each of the Named Executive Officers.

Employment Agreements

Each of Messrs. Barber, Bessey, Komeiji, and Paul is party to an employment agreement with us, with Mr. Bessey entering into his initial employment agreement with us in May 2015, Mr. Barber entering into a new employment agreement in June 2015 in connection with his promotion to Chief Executive Officer, and each of Messrs. Komeiji and Paul entering into new employment agreements in 2014. Each of the employment agreements has no specified term but instead provides that the Named Executive Officer is an at-will employee of the Company and that either party may terminate the employment agreement at any time. Each of the employment agreements also provides that the respective Named Executive Officer is eligible to receive an annual performance payment under our Performance Compensation Plan (see “Annual Performance Compensation Plan” above) and an equity award under the Company’s 2010 Equity Incentive Plan (see “2010 Equity Incentive Plan” above) pursuant to which performance payments and equity grants are tied to achieving certain corporate performance goals, as determined under the respective plan. Each of the employment agreements also provides that the respective Named Executive Officer is entitled to participate in our Executive Severance Plan (see “Potential Payments on Termination or Change of Control” below) and employee benefit plans, programs and arrangements at a level commensurate with their position.

Grants of Plan‑Based Awards

The following table summarizes pertinent information concerning plan‑based awards granted to each of the Named Executive Officers during the fiscal year ended December 31, 2017:

Grants of Plan‑Based Awards

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive Plan			of Shares	Securities	Price of	Stock and
		Plan Awards(1)			Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)(2)	(#)	(#)(2)	(#)	($/Sh)	($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Scott K. Barber	—	371,250	495,000	618,750	—	—	—	—	—	—	—
	3/3/2017	—		—	—	18,581	29,032	—	—	—	415,843
	3/3/2017	—		—	—	—	—	18,581	—	—	433,123
Dan T. Bessey	—	194,794	259,725	324,656	—	—	—	—	—	—	—
	3/3/2017	—		—	—	7,428	11,606	—	—	—	166,239
	3/3/2017	—		—	—	—	—	7,428	—	—	173,147
John T. Komeiji	—	170,625	227,500	284,375	—	—	—	—	—	—	—
	3/3/2017	—		—	—	6,006	9,384	—	—	—	134,414
	3/3/2017	—		—	—	—	—	6,006	—	—	140,000
Kevin T. Paul	—	92,310	123,080	153,850	—	—	—	—	—	—	—
	3/3/2017	—	—	—	—	3,960	6,187	—	—	—	88,625
	3/3/2017	—	—	—	—	—	—	3,960	—	—	92,308

(1)	Represents potential payouts under the Company’s Performance Compensation Plan. The actual payouts are reflected in column (g) of the Summary Compensation Table.
(2)

Each RSU award listed in column (g) was granted under the 2010 Equity Incentive Plan and represents half of the RSU awards granted on the grant dates shown in column (b). These RSU awards are performance-based and vest in three equal installments over four years on each of March 12, 2019, 2020 and 2021, subject to the performance goals being met as described in “Executive Compensation Program—2010 Equity Incentive Plan” above. The other half of the RSU awards granted on the grant date shown in column (b) are listed in column (i). These RSU awards are time-based and vest in equal annual increments over a four-year period on each of March 12, 2018, 2019, 2020 and 2021.

(3)

Represents the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of RSU awards under the 2010 Equity Incentive Plan. There can be no assurance that these grant date fair values will ever be realized by the Named Executive Officers. For fiscal year 2017, this column includes the grant date fair values of the target number of shares that may be earned pursuant to performance-based RSU awards granted in 2017. See the “Grants of Plan-Based Awards” table below for information on RSU awards made in fiscal 2017.

Outstanding Equity Awards at Fiscal Year‑End

The following table summarizes the outstanding equity awards held by each of the Named Executive Officers as of December 31, 2017. There were no outstanding option awards as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year‑End

	Stock Awards
				Equity Incentive Plan
			Equity Incentive Plan	Awards: Market or
		Market Value of	Awards: Number of	Payout Value of
	Number of Shares	Shares or Units	Unearned Shares,	Unearned Shares,
	or Units of	of Stock	Units or Other	Units or Other
	Stock That Have	That Have Not	Rights That Have	Rights That Have
Name	Not Vested (#)	Vested($)	Not Vested(#)(1)	Not Vested($)(2)
Scott K. Barber
2014	1,528	47,154	1,528	47,154
2015	7,415	228,827	7,415	228,827
2016	10,363	319,802	10,363	319,802
2017	18,581	573,410	18,581	573,410
Dan T. Bessey
2014	—	—	—	—
2015	3,945	121,743	3,945	121,743
2016	5,242	161,768	5,242	161,768
2017	7,428	229,228	7,428	229,228
John T. Komeiji
2014	842	25,984	842	25,984
2015	4,126	127,328	4,126	127,328
2016	4,675	144,271	4,675	144,271
2017	6,006	185,345	6,006	185,345
Kevin T. Paul
2014	591	18,238	591	18,238
2015	2,416	74,558	2,416	74,558
2016	2,740	84,556	2,740	84,556
2017	3,960	122,206	3,960	122,206

(1)

Restricted Stock Unit (RSU) grants under the Company’s 2010 Equity Incentive Plan are divided equally into time-based and performance-based RSUs (PBRSU). The time-based RSUs vest in equal installments over a four-year period. In the case of the time-based RSUs awarded in 2017, for example, vesting takes place on each of March 12, 2018, 2019, 2020 and 2021. PBRSUs vest in three equal installments over a four-year period (with the first vesting in year 2) on each of March 12, 2019, 2020 and 2021, subject to meeting total shareholder return and financial performance goals. The number of unearned RSUs assumes that target performance goals were achieved. See “2010 Equity Incentive Plan” above.

(2)

The market value of the RSU that have not vested was determined by multiplying the number of RSU that have not vested by the closing price of our common stock on December 29, 2017, which was $30.86 per share. Dollar values are rounded to the nearest whole dollar.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired on vesting of RSUs by each of the Named Executive Officers during the fiscal year ended December 31, 2017. The table also presents the value realized upon such vesting, as calculated based on the closing price per share of our common stock on the vesting date. Amounts presented in the “Value Realized on Vesting” column under “Stock Awards” do not necessarily mean that the Named Executive Officer has actually sold the vested shares for cash. None of our Named Executive Officers was granted or exercised stock options during the fiscal year ended December 31, 2017.

	Stock Awards
	Number of
	Shares	Value
	Acquired on	Realized on
Name	Vesting (#)	Vesting ($) (1)
Scott K. Barber	13,847	324,851
Dan T. Bessey	3,791	88,937
John T. Komeiji	7,352	172,478
Kevin T. Paul	4,728	110,919

(1)Based on a market price of $23.46, which is the average of the closing prices of $23.11 on March 10, 2017 (Friday) and $23.80 on March 13, 2017 (Monday).

Pension Benefits

None of the Named Executive Officers participate in or have account balances in the Hawaiian Telcom Management Pension Plan.

Nonqualified Deferred Compensation

None of the Named Executive Officers participate in or have account balances in a non‑qualified defined contribution plan or other deferred compensation plan maintained by the Company.

Potential Payments on Termination or Change in Control

The Named Executive Officers are entitled to receive payments upon a termination in connection with a change of control under a Change of Control agreement between the Named Executive Officer and the Company (Change of Control Agreement) OR upon a change of control under the Hawaiian Telcom Holdco, Inc. Executive Severance Plan (Executive Severance Plan); provided, that if severance or other benefits would be provided under both the Severance Plan and a Change of Control Agreement, the Named Executive Officer will receive the severance and other benefits provided by the Change of Control Agreement and not the Severance Plan. Named Executive Officers are also entitled to accelerated vesting of Restricted Stock Units upon certain terminations or a change of control under the Company’s 2010 Equity Incentive Plan and the respective Named Executive Officer’s Restricted Stock Unit Grant Agreement. Each of the Executive Severance Plan, Change in Control Agreements and Restricted Stock Unit Grant Agreement is described in more detail below.

Executive Severance Plan

Under each of the Named Executive Officers’ respective employment agreement with us, the Named Executive Officer is eligible to participate and receive benefits under the Executive Severance Plan, currently administered by the Company’s Compensation Committee. The full text of the Executive Severance Plan is filed as Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on November 3, 2016.

Under the Executive Severance Plan, as amended, participants have the right to receive certain payments in the event of a termination by us without Cause or by them for Good Reason (in each case as defined in the Executive Severance Plan). Upon termination of a Named Executive Officer’s employment either by us without Cause or by him for Good Reason, in each case provided he delivers and does not revoke a waiver, release of claims, confidentiality and non-disparagement agreement, and provided he is not otherwise eligible to receive benefits under a Change of Control Agreement, he is entitled to receive (i)(a) for the CEO, an amount equal to the sum of the CEO’s base salary and Bonus (at target level), multiplied by 2, with an amount equal to 1.5x his base salary to be paid over 18 months, and the balance paid in a lump sum, and (b) for Named Executive Officers other than the CEO, the sum of the participant’s base salary and Bonus (at target level), with an amount equal to his base salary to be paid over 12 months, and the balance paid in a lump sum, subject to termination in the event he breaches any of the covenants described in his employment agreement, (ii) continue to receive for a period of (a) 24 months for the CEO, and (b) 12 months for the other Named Executive Officers, coverage for himself and any dependents under the Company group health benefit plans in which he was entitled to participate immediately prior to the date of termination other than certain supplemental coverage plans available to senior executives, and (iii) receive a pro-rata portion of his performance payment under the Performance Compensation Plan for the year of termination, to be paid at the same time as performance payments are paid to the other Performance Compensation Plan participants. In no event, however, will any Named Executive Officer receive severance benefits under the Executive Severance Plan that exceed, in the aggregate, the equivalent of twice his annual compensation paid during the year immediately preceding the year of termination.

Under the Executive Severance Plan, upon a termination of a Named Executive Officer’s employment either by the Company without Cause or by him for Good Reason, subject to the conditions described above, the Named Executive Officers would have been paid the following benefits as of December 31, 2017: (a) Scott Barber—$1,999,660, which includes $8,800 in estimated health insurance costs for 24 months, (b) Dan Bessey—$619,685, which includes $13,660 in estimated health insurance costs for 12 months, (c) John Komeiji—$587,300, which includes $9,800 in estimated health insurance costs for 12 months, and (d) Kevin Paul—$444,440, which includes $13,660 in estimated health insurance costs for 12 months.

Change of Control Agreements

In 2016, the Company entered into Change of Control Agreements with each of the Named Executive Officers.  These Change of Control Agreements have a three-year term and provide for the following severance benefits if the Named Executive Officer is terminated by the Company without Cause, or by the Named Executive Officer for Good Reason, within the period beginning six months before, and ending twenty four months after, a Change of Control (in each case as defined in the Change of Control Agreement): (i) payment to our CEO of an amount equal to 2x his base salary plus Bonus, with the portion of such amount equal to 1.5x his base salary to be paid over 18 months and the balance to be paid in a lump sum, (ii) payment to each of the other Named Executive Officers of an amount equal to 1.5x their respective base salary plus Bonus, with the portion of such amount equal to 1x their respective base salary to be paid over 12 months, and the balance to be paid in a lump sum, (iii) medical insurance benefits for a period of 24 months for our CEO and 18 months for each of the other Named Executive Officers, and (iv) a pro rata portion of the Named Executive Officer’s bonus for the year of termination based on actual performance, paid in a lump sum at the time such bonuses are generally paid under the Performance Compensation Plan. The full text of the Change of Control Agreements was filed as Exhibit 10.2 of the Company’s Form 10-Q, filed with the SEC on November 3, 2016.

Under the Change of Control Agreements, subject to the conditions noted above, if the Named Executive Officer is terminated by the Company without Cause, or by the Named Executive Officer for Good Reason, within the period beginning six months before and ending twenty four months after a Change of Control, the Named Executive Officer would have been paid the following benefits as of December 31, 2017: (a) Scott Barber—$1,999,600, which includes $19,600 in estimated health insurance costs for 24 months, (b) Dan Bessey—$929,528, which includes $20,490 in estimated health insurance costs for 18 months, (c) John Komeiji—$880,950, which includes $14,700 in estimated health insurance costs for 18 months, and (d) Kevin Paul—$666,660, which includes $20,490 in estimated health insurance costs for 18 months.

2010 Equity Incentive Plan

The Named Executive Officers also have the right to accelerate vesting of their unvested restricted stock units in the event of a change in control of the Company as of December 31, 2017, or termination by us without cause, by them for good reason, or due to death or disability. For the Named Executive Officers, the terms “cause”, “good reason” and “disability” have the same meanings as in the Executive Severance Plan.

For RSUs granted before 2017, in the event of a change in control, any unvested time-based RSUs would vest immediately and the unvested maximum number of PBRSUs would vest immediately subject to achievement of the applicable performance goal as determined by the Compensation Committee at the time of the change in control. For RSU grants made in 2017, in the event of a change in control and a termination by the Company without cause or by the participant for good reason within the period beginning 2 months before, and 24 months after, the change in control transaction (i.e., double trigger), any unvested time-based RSUs would vest immediately and the unvested target number of PBRSUs would vest immediately.  In all cases, any contractual transfer restrictions applicable to any shares of common stock previously issued to our Named Executive Officers upon vesting of PBRSUs would immediately lapse.

In the event of a change of control without a termination, assuming the Company achieved the target level of performance in each applicable performance year, RSUs in the following amounts (based on the closing price of $30.86 as of December 30, 2017) would vest as follows as of December 31, 2017: (a) Scott Barber—$1,393,041; (b) Dan Bessey—$652,658; (c) John Komeiji—$685,277; and Kevin Paul—$409,543.

In the event of a change of control and  termination by the Company without cause or by the participant for good reason, assuming the Company achieved the target level of performance in each applicable performance year, RSUs in the following amounts (based on the closing price of $30.86 as of December 29, 2017) would vest as follows as of December 31, 2017: (a) Scott Barber—$2,539,871; (b) Dan Bessey—$1,111,114; (c) John Komeiji—$1,055,937; and Kevin Paul—$653,954.

In the event of death, disability, or termination of employment without cause or for good reason, unvested time-based RSUs held by our Named Executive Officers that otherwise would have vested on the next vesting date would vest immediately on a pro-rated basis, and unvested PBRSUs held by our Named Executive Officers that otherwise would have vested on the next determination date or vesting date, as applicable, subject to achievement of the applicable performance goal, would remain outstanding and vest on such determination date or vesting date, as applicable, on a pro-rated basis. In all cases, any contractual transfer restrictions applicable to any shares of common stock previously issued to the Named Executive Officers upon vesting of PBRSUs would immediately lapse. In the event of death, disability, or termination of the employment of a Named Executive Officer without cause or for good reason, assuming the Company achieved the target level of performance in each applicable performance year, RSUs in the following amounts (based on the closing price of $30.86 as of December 29, 2017) would vest as follows as of December 31, 2017: (a) Scott Barber—$576,948; (b) Dan Bessey—$229,744; (c) John Komeiji—$257,377; and Kevin Paul—$161,288.

Each respective employment agreement prohibits the Named Executive Officer from competing with us or soliciting our employees and customers during the term of his employment and for one year following the termination of his employment or the expiration of his term of employment, whichever is longer. Each employment agreement also places restrictions on the dissemination by the Named Executive Officer of confidential or proprietary information.

Pay Ratio Disclosure

Our Compensation Committee reviews the internal pay ratio between the CEO’s total compensation and the median annual total compensation of all employees.  We identified the “Median Employee” by comparing the compensation amounts reported in our payroll records of all full-time, part-time, seasonal, and temporary employees employed by us as of December 31, 2017, excluding our CEO and employees on long-term leave.  Our CEO had annual total compensation of $1,364,311, and our Median Employee had annual total compensation of $78,423.  Therefore, our CEO’s annual total compensation is 17 times that of the median of the annual total compensation of all of our employees.

Compensation of Directors

The compensation of directors is determined by the full Board of Directors. The Compensation Committee annually reviews the non‑employee director compensation (including cash retainer, cash meeting fees and equity awards) and recommends to the full Board for adoption any changes to such compensation. Changes to non‑employee director compensation are made to ensure that their compensation levels are market‑competitive and that the compensation structure supports our business objectives, aligns the directors’ interests with those of our stockholders, and reflects competitive best practices.

In December 2016, pursuant to the request of the Compensation Committee, Pay Governance completed an evaluation of the Company’s non-employee director compensation. Consistent with the recommendations of Pay Governance, the Compensation Committee increased the non-employee directors’ annual cash retainer to $65,000 (an additional $30,000 if also serving as Chairman of the Board), while eliminating attendance fees for individual meetings up to 20 meetings per year, after which directors will be paid $1,500 per meeting attended in person or telephonically; an additional annual fee if also serving as Chairperson of a committee of the Board ($20,000 for the Audit Committee, $15,000 for the Compensation Committee, $9,000 for the Nominating and Governance Committee, and $7,500 for the Executive Committee); annual equity grants valued at $100,000 (an additional $35,000 if also serving as Chairman of the Board).

The following table sets forth a summary of the compensation earned by our non‑employee directors during the fiscal year ended December 31, 2017.

Director Compensation

					Change in
					Pension
				Non-Equity	Value and
	Fees Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(2)(3)	($)	($)	Earnings	($)	($)
(a)(1)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Kurt M. Cellar	91,463	99,380	—	—	—	—	190,843
Meredith J. Ching	75,846	99,380	—	—	—	—	175,226
Walter A. Dods, Jr.	83,979	99,380	—	—	—	—	183,359
N. John Fontana III	65,346	99,380	—	—	—	—	164,726
Richard A. Jalkut	105,560	134,162	—	—	—	—	239,722
Steven C. Oldham	93,966	99,380	—	—	—	—	193,346
Robert B. Webster	65,346	99,380	—	—	—	—	164,726
Eric K. Yeaman	69,846	99,380	—	—	—	—	169,226

(1)	Mr. Barber did not receive any additional compensation for his service on the Board of Directors.
(2)

“Stock Awards” represent the aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, of restricted stock unit awards issued to non-employee directors pursuant to the 2010 Equity Incentive Plan. There can be no assurance that these grant date fair values will ever be realized by the non-employee directors. For a discussion of the valuation assumptions, see “Note 10” to the “Notes to Consolidated Financial Statements” in “Financial Statements and Supplementary Data”.

(3)	As of December 31, 2017, Richard Jalkut had 5,188 unvested RSUs, and each of the other non-employee directors had 3,843 unvested RSUs.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are Mr. Oldham (Chairman), Mr. Dods, and Ms. Ching. None of the members of our Compensation Committee serves, or has served during the last completed fiscal year, as an officer or employee of the Company. None of our executive officers currently serves, or during the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the common stock of the Company as of March 1, 2018, by:

•	each person known by us to beneficially own more than 5% of the common stock;
•	each of our directors, nominees and named executive officers identified in the Summary Compensation Table below; and
•	all of our directors and our executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to the Company’s 5% beneficial owners is based on information received by the Company from such holders or filed by such holders with the SEC. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise noted in the footnotes below, the address of each person listed in the table is: c/o General Counsel, Hawaiian Telcom Holdco, Inc., 1177 Bishop Street, Honolulu, Hawaii 96813.

	Amount and
	Nature of
	Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class
5% or Greater Stockholders
Black Diamond Capital Management, L.L.C.(1)	2,651,709	22.9%
Twin Haven Capital Partners, L.L.C.(2)	2,612,599	22.5%
Directors and Named Executive Officers
Richard A. Jalkut(3)	23,775	*
Kurt M. Cellar(4)	42,923	*
Meredith J. Ching(5)	8,545	*
Walter A. Dods, Jr.(6)	17,923	*
Steven C. Oldham(7)	17,923	*
Eric K. Yeaman(8)	186,365	1.6%
Scott K. Barber(9)	46,988	*
N. John Fontana III(10)	3,843	*
Robert B. Webster(11)	2,616,442	22.6%
John T. Komeiji(12)	54,774	*
Kevin T. Paul(13)	20,210	*
Dan T. Bessey(14)	11,931	*

All Named Executive Officers and directors as a group (12 persons)	3,051,642	26.3%

*Less than 1%.

(1)

Includes 2,599 shares transferred from Director N. John Fontana III in 2017.  Based on a Schedule 13D/A filed with the SEC on February 25, 2016. According to the Schedule 13D/A, Black Diamond Capital Management, L.L.C. and Stephen H. Deckoff have shared voting and shared dispositive power over all 2,649,110 shares. The address for Black Diamond Capital Management, L.L.C. is One Sound Shore Drive, Suite 200, Greenwich, CT 06830. The address for Stephen H. Deckoff, is c/o Black Diamond, 5330 Yacht Haven Grande, Suite 100, St. Thomas, U.S. Virgin Islands 00802.

(2)

Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018. Based on a Schedule 13D/A filed with the SEC on July 10, 2017. According to the Schedule 13D/A, Twin Haven Capital Partners, L.L.C., Robert Webster, and Paul Mellinger have shared voting and shared dispositive power over all 2,610,000 shares, including 1,457,000 shares held by Twin Haven Special Opportunities Fund III, L.P. and 1,153,000 shares held by Twin Haven Special Opportunities Fund IV, L.P. The address for Twin Haven Capital Partners, L.L.C., Robert Webster, and Paul Mellinger is 33 Riverside Avenue, 3rd Floor, Westport, CN 06880.

(3)	Includes 5,188 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(4)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(5)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.

(6)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(7)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(8)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(9)	Includes 16,789 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(10)	Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(11)

Includes 3,483 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018. Based on a Form Schedule 13D/A filed with the SEC on July 10, 2017, Twin Haven Capital Partners, L.L.C., Robert Webster, and Paul Mellinger have shared voting and shared dispositive power over 2,610,000 shares, including 1,457,000 shares held by Twin Haven Special Opportunities Fund III, L.P. and 1,153,000 shares held by Twin Haven Special Opportunities Fund IV, L.P. The address for Twin Haven Capital Partners, L.L.C., Robert Webster, and Paul Mellinger is 33 Riverside Avenue, 3rd Floor, Westport, CN 06880.

(12)	Includes 7,667 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(13)	Includes 4,752 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.
(14)	Includes 6,927 shares of Common Stock issuable upon settlement of outstanding restricted stock unit awards within 60 days of March 10, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has a written Code of Business Conduct and conflict of interest policies that require employees to disclose any actual or perceived conflict of interest and any material transaction that could be expected to give rise to a conflict of interest, including a potential related party transaction. In the case of the Company’s executive officers, any potential conflict of interest must be reported to and reviewed by the Chief Executive Officer, or if the potential conflict of interest involves a material amount, by the Board of Directors. The Chief Executive Officer or the Board, as the case may be, will make a determination whether a violation of the code of conduct has occurred based on consideration of all relevant facts and circumstances. In the event of a violation, employees may be disciplined up to and including dismissal. Directors also are required, pursuant to the Code of Conduct of the Board of Directors of the Company, to disclose any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company. Such disclosure must be made promptly to the Chairman of the Nominating and Governance Committee.

Credit Agreement

On February 24, 2017, Hawaiian Telcom Communications, Inc., a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the Credit Agreement) under which First Hawaiian Bank (FHB) is one of the lenders. Mr. Yeaman, a Director of the Company, is President and Chief Operating Officer of FHB. Mr. Dods, a Director of the Company, serves on the Board of Directors of FHB. The loan from FHB was made in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to FHB, and did not involve more than the normal risk of collectability or present other unfavorable features.

Amendment No. 1 to Nomination, Standstill and Support Agreement

On July 9, 2017, the Company entered into Amendment No. 1 to the Nomination, Standstill and Support Agreement (Twin Haven Amendment) with Twin Haven Special Opportunities Fund III, L.P., Twin Haven Special Opportunities Partners III, L.L.C., Twin Haven Special Opportunities Fund IV, L.P., Twin Haven Special Opportunities Partners IV, L.L.C. and Twin Haven Capital Partners, L.L.C. (collectively, Twin Haven). The Twin Haven Amendment amended the Nomination, Standstill and Support Agreement, dated as of Mach 14, 2016, to provide that, with respect to the transactions contemplated by the Merger Agreement and Twin Haven’s voting agreement with Cincinnati Bell, Inc. (CBI), (a) the obligation of Twin Haven and its affiliates to vote in accordance with the recommendation of the Board would apply only with respect to the lesser of (i) all of the voting securities owned by Twin Haven and its affiliates, directly or indirectly, or (ii) the portion of such voting securities equal to not more than 25% of the aggregate voting securities then issued and outstanding, (b) Twin Haven would not be required to vote in accordance with the recommendation of the Board to the extent doing so would violate the terms of its voting agreement with CBI and (c) entry into and compliance with the voting agreement with CBI would not be deemed to violate the terms and conditions of Twin Haven’s Nomination, Standstill and Support Agreement. The Twin Haven Amendment also required the Company to reimburse Twin Haven’s reasonable and documented costs and expenses, up to a maximum of $50,000, incurred in connection with entering into the voting agreement with CBI, the Twin Haven Amendment and the transactions contemplated thereby.

A copy of the Twin Haven Amendment is filed as Exhibit 10.1 to the Company’s Form 8-K, File No. 01-34686, filed with the SEC on July 10, 2017.

Director Independence

The Board has determined that Messrs. Cellar, Dods, Fontana, Jalkut, Oldham and Webster and Ms. Ching are “independent” under the NASDAQ rules. In making its independence determination, the Board considered among other things the Company’s purchase of bulk fuel on a competitive bid basis from a subsidiary of Par Pacific Holdings, Inc., of which Mr. Dods is a director. The Board also considered the term loan transaction which closed in May 2017, of which FHB is one of the syndicated lenders, of which Mr. Yeaman is President and Chief Operating Officer and Mr. Dods is a Director. The Board also considered the purchase of telephone services by A&B, Inc., of which Ms. Ching is Vice President, at rates prescribed by the Hawaii Public Utilities Commission.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed or to be billed to us by Deloitte for professional services rendered for the years ended December 31, 2016 and December 31, 2017:

	Fiscal Year	Fiscal Year
Fee Category	2016	2017
Audit Fees	$1,177,000	$1,212,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,177,000	$1,212,000

Audit Fees.  Consist of fees billed for professional services rendered for the annual audit of our consolidated financial statements and services that Deloitte normally provides in connection with statutory and regulatory filings or engagements.

Non‑Audit Fees.  None.

The Audit Committee determined that Deloitte’s provision of the audit services, and the fees that we paid for these audit services (no non‑audit fees), are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee pre‑approved the services that Deloitte provided in 2016 and 2017 in accordance with the pre‑approval policy discussed above.

Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services of Independent Registered Public Accounting Firm

The Audit Committee must pre‑approve all audit and permissible non‑audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit‑related services, tax services, and other services. Pre‑approval is generally requested annually and any pre‑approval is detailed as to the particular service, which must be classified in one of the four categories of services. The Audit Committee also may, on a case‑by‑case basis, pre‑approve particular services that are not contained in the annual pre‑approval request. In connection with this pre‑approval policy, the Audit Committee also considers whether the categories of pre‑approved services are consistent with the SEC’s rules on accountant independence.

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

2.2

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

3.3	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, File No. 01-34686, filed with the SEC on July 10, 2017).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

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

10.8*

Amended and Restated Employment Offer Letter, effective as of June 12, 2015, by and between Scott K. Barber and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.9 on the Registrant’s Form 10-Q, File No. 1-34686, filed with the SEC on August 4, 2015).

10.9*

Hawaiian Telcom 2010 Equity Incentive Plan, dated as of October 29, 2010 (incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10‑12G, File No. 0‑54196, filed with the SEC on November 16, 2010).

10.10*

Form of Restricted Stock Unit Agreement for Executives Pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan beginning with the 2017 Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

10.11*

Form of Restricted Stock Unit Agreement for Non‑Employee Directors pursuant to the Hawaiian Telcom 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 6, 2013).

10.12*

Form of Amendment effective as of March 10, 2014 to Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10‑K, File No. 1‑34686, filed with the SEC on March 13, 2014).

10.13*

Amended and Restated Hawaiian Telcom Performance Compensation Plan, dated effective as of March 3, 2016 (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 5, 2016).

10.14*

Hawaiian Telcom Holdco, Inc. Executive Severance Plan, amended and restated effective November 1, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

10.15*

Employment Offer Letter, dated May 6, 2014, by and between John T. Komeiji and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 7, 2014).

Exhibit No.	Description of Exhibit
10.16*

Employment Offer Letter, dated May 6, 2014, by and between Kevin T. Paul and Hawaiian Telcom Holdco, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10‑Q, File No. 1‑34686, filed with the SEC on May 7, 2014).

10.17*

Employment Offer Letter, effective as of May 1, 2015, by and between Dan T. Bessey and Hawaiian Telcom Holdco, Inc (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-Q, File No. 01-34686, filed with the SEC on May 4, 2015).

10.18

Nomination, Standstill and Support Agreement and Confidentiality Agreement, dated February 25, 2016, by and between Hawaiian Telcom Holdco, Inc. and Black Diamond Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, File No. 01-34686 filed with the SEC on February 25, 2016).

10.19

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

10.20

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

10.21*

Form of Change of Control Agreement between Hawaiian Telcom Holdco, Inc. and Each of the Named Executive Officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q, File No. 01-34686 filed with the SEC on November 3, 2016).

10.22

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

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP dated March 13, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

99.1	Earnings Release dated March 13, 2018.
101.INS#	XBRL Instance Document

Exhibit No.	Description of Exhibit

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*Identifies each management contract or compensatory plan or arrangement.

Item 16. Summary of Form 10-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hawaiian Telcom Holdco, Inc.

Date: March 13, 2018	By:	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

Date: March 13, 2018	By:	/s/ Dan T. Bessey
Dan T. Bessey
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott K. Barber	Chief Executive Officer	March 13, 2018
Scott K. Barber	(Principal Executive Officer) and Director

/s/ Dan T. Bessey	Chief Financial Officer (Principal Financial Officer and	March 13, 2018
Dan T. Bessey	Principal Accounting Officer)

/s/ Kurt M. Cellar	Director	March 13, 2018
Kurt M. Cellar

/s/ Meredith J. Ching	Director	March 13, 2018
Meredith J. Ching

/s/ Walter A. Dods, Jr.	Director	March 13, 2018
Walter A. Dods, Jr.

/s/ N. John Fontana III	Director	March 13, 2018
N. John Fontana III

/s/ Richard A. Jalkut	Director	March 13, 2018
Richard A. Jalkut

/s/ Steven C. Oldham	Director	March 13, 2018
Steven C. Oldham

/s/ Robert B. Webster	Director	March 13, 2018
Robert B. Webster

/s/ Eric K. Yeaman	Director	March 13, 2018
Eric K. Yeaman