Form 10-Q
period 2018-03-31
Hawaiian Telcom Holdco, Inc.
filed 2018-05-10
CIK 1487986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, 11,667,205 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Operating revenues	$89,222	$94,510
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	42,088	41,191
Selling, general and administrative	27,625	29,632
Depreciation and amortization	23,333	21,269
Total operating expenses	93,046	92,092
Operating income (loss)	(3,824)	2,418
Other income (expense):
Interest expense	(4,136)	(3,993)
Retirement plan	710	(1,763)
Total other expense	(3,426)	(5,756)
Loss before income tax benefit	(7,250)	(3,338)
Income tax benefit	(1,514)	(1,386)
Net loss	$(5,736)	$(1,952)
Net loss per common share -
Basic	$(0.49)	$(0.17)
Diluted	$(0.49)	$(0.17)
Weighted average shares used to compute net loss per common share -
Basic	11,597,918	11,529,046
Diluted	11,597,918	11,529,046

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,736)	$(1,952)
Other comprehensive income (loss):
Retirement plan gain (loss)	(120)	21,142
Income tax benefit (provision) on other comprehensive income (loss)	31	(8,080)
Other comprehensive income (loss), net of tax	(89)	13,062
Comprehensive income (loss)	$(5,825)	$11,110

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollars in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$19,191	$40,759
Receivables, net	24,119	32,229
Material and supplies	6,805	6,810
Prepaid expenses	4,187	4,899
Other current assets	3,639	1,328
Total current assets	57,941	86,025
Property, plant and equipment, net	607,087	608,298
Intangible assets, net	30,699	31,026
Goodwill	12,104	12,104
Other assets	6,512	2,053
Total assets	$714,343	$739,506
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$10,250	$10,250
Accounts payable	53,290	56,874
Accrued expenses	11,832	11,736
Advance billings and customer deposits	9,349	14,807
Other current liabilities	3,934	6,774
Total current liabilities	88,655	100,441
Long-term debt	294,804	299,066
Employee benefit obligations	78,036	79,953
Deferred income taxes, net	910	910
Other liabilities	33,638	38,927
Total liabilities	496,043	519,297
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, par value of $0.01 per share, 245,000,000 shares authorized and 11,635,116 and 11,587,963 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	116	116
Additional paid-in capital	182,546	182,689
Accumulated other comprehensive loss	(16,053)	(15,964)
Retained earnings	51,691	53,368
Total stockholders’ equity	218,300	220,209
Total liabilities and stockholders’ equity	$714,343	$739,506

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,736)	$(1,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,333	21,269
Deferred financing amortization	301	529
Employee retirement benefits	(2,037)	1,410
Provision for uncollectible receivables	1,004	950
Stock based compensation	572	567
Deferred income taxes	(1,395)	(1,251)
Changes in operating assets and liabilities:
Receivables	55	1,050
Material and supplies	5	619
Prepaid expenses and other current assets	698	(217)
Accounts payable and accrued expenses	(947)	(3,162)
Advance billings and customer deposits	1,466	954
Other current liabilities	(51)	340
Other	(166)	(839)
Net cash provided by operating activities	17,102	20,267
Cash flows from investing activities:
Capital expenditures	(24,336)	(27,242)
Net cash used in investing activities	(24,336)	(27,242)
Cash flows from financing activities:
Proceeds from borrowing	—	6,000
Repayment of capital lease and installment financing	(9,056)	(1,051)
Repayment of borrowings	(4,563)	(750)
Refinancing costs	—	(2,071)
Taxes paid related to net share settlement of equity awards	(715)	(495)
Net cash provided by (used in) financing activities	(14,334)	1,633
Net change in cash, cash equivalents and restricted cash	(21,568)	(5,342)
Cash, cash equivalents and restricted cash, beginning of period	41,009	21,146
Cash, cash equivalents and restricted cash, end of period	$19,441	$15,804

See accompanying notes to condensed consolidated financial statements.

Hawaiian Telcom Holdco, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited, dollars in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance, January 1, 2018	11,587,963	$116	$182,689	$(15,964)	$53,368	$220,209

Cumulative effect of adoption of new accounting standard for revenue and related cost recognition, net of tax	—	—	—	—	4,059	4,059

Stock based compensation	—	—	572	—	—	572

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	47,153	—	(715)	—	—	(715)

Net loss	—	—	—	—	(5,736)	(5,736)

Other comprehensive loss, net of tax	—	—	—	(89)	—	(89)

Balance, March 31, 2018	11,635,116	$116	$182,546	$(16,053)	$51,691	$218,300

Balance, January 1, 2017	11,513,279	$115	$179,958	$(35,218)	$160,059	$304,914

Cumulative effect of adoption of new accounting standard for stock compensation	—	—	—	—	550	550

Stock based compensation	—	—	567	—	—	567

Common stock issued for stock compensation plans, net of shares withheld and withholding paid for employee taxes	74,684	1	(96)	—	—	(95)

Net loss	—	—	—	—	(1,952)	(1,952)

Other comprehensive income, net of tax	—	—	—	13,062	—	13,062

Balance, March 31, 2017	11,587,963	$116	$180,429	$(22,156)	$158,657	$317,046

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

The completion of this transaction is subject to closing conditions including the receipt of regulatory approvals from, among others, the Federal Communications Commission which is pending and the Hawaii Public Utilities Commission which was received on April 30, 2018, and approval by the Holdco shareholders which occurred on November 7, 2017.  The Merger Agreement contains certain termination rights for Holdco and Cincinnati Bell.  The Merger Agreement stipulates that in the event of a termination of the Merger Agreement under specified circumstances, primarily related to if the Company receives and favors a competing merger offer, the Company will be required to pay Cincinnati Bell a fee of $11.9 million.

In connection with the Merger Agreement with Cincinnati Bell, the Company incurred professional fees related to the transaction of $0.2 million during the three months ended March 31, 2018.

Organization

The Company has one direct wholly-owned subsidiary, Hawaiian Telcom Communications, Inc. which has two direct wholly-owned subsidiaries – Hawaiian Telcom, Inc. and Hawaiian Telcom Services Company, Inc.  Hawaiian Telcom, Inc. operates the regulated local exchange carrier and Hawaiian Telcom Services Company, Inc. operates all other businesses.

Other Developments

The Company incurred a loss for the quarter ended March 31, 2018 of $5.7 million.  In addition, the Company has experienced a decline in its reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in its primary debt facility and used for covenant compliance.  During the quarter ended March 31, 2018, the Company’s cash balance declined by $21.6 million in part because of payments of debt.  As disclosed in Note 6, while the Company was in compliance with the financial covenants on its primary credit facility as of March 31, 2018, the margin of compliance for the leverage ratio was relatively narrow and necessitated, in part, the payments of debt to assure such compliance. The Company has evaluated these factors on its future liquidity with a focus on its cash balance and financial debt covenant compliance for one year from issuance of these condensed consolidated financial statements.  This included consideration of the need to amend the maximum allowed debt service coverage covenant.  While the Company presently anticipates that the merger with Cincinnati Bell will close in the second or third quarter of 2018, the Company has assessed its covenant compliance and liquidity on a stand-alone basis.

Management of the Company has developed plans in response to the matters identified in the preceding paragraph.  Such plans include the Company’s ability to scale its expenses to align to its revenue volume in particular related to low margin businesses, the ability to adjust its capital spending to defer or avoid expenditures that will not significantly impact its ability to sell and deliver services, and its ability to sell certain excess capacity on its existing terrestrial and undersea networks.  On May 7, 2018, as more fully discussed in Note 6, the Company obtained an amendment to the 2018 third and fourth quarter maximum leverage ratio covenant in its primary credit facility to provide for a greater margin of compliance on its leverage ratio on a prospective basis.  The Company will also consider making additional payments of debt to facilitate compliance with the leverage ratio covenant while still maintaining sufficient liquidity for operating purposes.

Management believes that it is probable that the Company will continue to comply with its debt covenants at each quarterly test date and maintain adequate liquidity for the following year.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed. In the opinion of the Company’s management, all adjustments have been made to present fairly the results of operations, comprehensive income, financial position and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts with maturities at acquisition of three months or less.  The majority of cash balances at March 31, 2018 are held in one bank in demand deposit accounts.

Supplemental Non-Cash Investing and Financing Activities

Accounts payable included $24.8 million and $21.9 million at March 31, 2018 and 2017, respectively, for additions to property, plant and equipment.

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives.  The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.  The prices for certain services are filed in tariffs with the regulatory body that exercises jurisdiction over the services.

The majority of data services, voice services, hosted and managed services, video services, internet services regardless of channel are billed one month in advance.  Revenue for these services is recognized in the month services are rendered. The portion of advance-billed services associated with services that will be delivered in a subsequent period is deferred.  To the extent that the advance billing has been collected as of period end or is unconditional because of contract provisions, then the advance billing is recorded as a liability in advance billings and customer deposits.

Charges for service activation are generally deferred and recognized in revenue over the contract term.

Revenues for providing usage based services, such as per-minute long-distance service included in voice services, access charges billed to long-distance companies for originating and terminating long-distance calls on the Company’s network included in other revenue and video on demand included in video services, are billed in arrears. Revenues for these services are based on actual rated usage and, where necessary, historical usage patterns, and are recognized in the month services are rendered.

Included in wholesale carrier data is revenue for long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity.  The Company may receive up-front payments for these services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract.  The Company recognizes a related financing component for the advance payment which is amortized to interest expense using the effective interest method also over the term of the contract.

Universal Service revenue subsidies included in other revenue, including those related to Connect America Fund Phase II, are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically calculated by the government agency responsible for administering the support program. These revenues are recognized as granted by the government agency.

Equipment and related services for telecommunication systems and structured cabling project revenues are recognized as delivered. Maintenance services are recorded when the service is provided.  With respect to arrangements with multiple performance obligations, the Company allocates the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or service promised in the contract. If a standalone selling price is not observable, the Company estimates it.  Revenue is recognized for each performance obligation as delivered or as the service is performed depending on the nature of the performance obligation.

The Company presents taxes and surcharges collected from customers and remitted to governmental authorities on a gross basis when such taxes and surcharges are being imposed on the Company and the Company is not merely acting as an agent for the government.  Such amounts are included in the Company’s reported operating revenues and selling, general and administrative expenses and amounted to $2.1 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

Costs to obtain a contract, which are selling commissions, are deferred and recognized over the expected contract term.  Costs to fulfill a contract are generally accounted for under other accounting standards.  For example, they are capitalized if related to installation of an asset.

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

	Three Months Ended
	March 31,
	2018	2017
Basic earnings per share - weighted average shares	11,597,918	11,529,046
Effect of dilutive securities:
Employee and director restricted stock units	—	—
Diluted earnings per share - weighted average shares	11,597,918	11,529,046

The computation of weighted average dilutive shares outstanding excluded grants of restricted stock units convertible into 388,101 shares and 278,701 shares of common stock for the three months ended March 31, 2018 and 2017, respectively.  For the three months ended March 31, 2018 and 2017 the Company incurred a net loss so the restricted stock units are anti-dilutive to the computation of diluted net loss per share.

Recently Adopted Accounting Pronouncement for Revenue Recognition

Effective January 1, 2018, the Company adopted a new accounting standard issued by the Financial Accounting Standard Board (“FASB”) which provides guidance for revenue recognition.  The new accounting standard supersedes existing revenue recognition requirements and most industry-specific guidance.  The standard’s core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods and services.  The Company selected the modified retrospective method of adoption which requires a cumulative effect adjustment to retained earnings as of the adoption date.  The initial application of the new standard was limited to contracts not yet completed as of the effective date.  The details of significant changes in the Company’s revenue recognition and the quantitative impact are provided below.

Prior to 2018, the Company recognized revenue for telecommunication and structured cabling project revenues on a percentage of completion basis, generally based on the relative portion of costs incurred to total estimated costs of a project, except for short duration projects which were recognized upon completion of the project.  Beginning in 2018, revenue is recognized on all projects as completed as the Company concluded it retains primary control of the project assets during the installation process.  In addition, beginning in 2018, the Company began recognizing a financing component to the up-front payments for services to be delivered under indefeasible right of use contracts for fiber circuit capacity.

Beginning in 2018, Company began deferring costs to obtain a contract, on all existing contracts, which are selling commissions, and is recognizing such costs over the expected contract term.  Prior to 2018, the Company had deferred certain costs related to activation in an amount that approximated the related revenue and recognized such costs over the expected customer life.  The Company has concluded that such costs are accounted for under other accounting standards such as those related to capitalization in conjunction with installation of an asset.

The new accounting standard also provides guidance on presentation of contract assets and liabilities in the consolidated balance sheet.  The standard provides specific guidance on presentation of advance billings.  Beginning in 2018, a liability is recognized for advance billings where cash has been received in advance of delivery of goods or services, or when payment is due and the contract is non-cancellable.  Prior to 2018, a liability was recognized when the related goods or services were invoiced in advance of delivery of goods or services.

The cumulative effect of application of the new accounting standard as of January 1, 2018, net of tax, was to increase retained earnings by $4.1 million.  The impacts on the Company’s condensed consolidated financial statements as of March 31, 2018 and for the three months then ended are as follows (dollars in thousands):

			Without
			Adoption of
	As Reported	Adjustments	New Standard
Statement of income data:
Operating revenues	$89,222	$(214)	$89,008
Operating expenses	93,046	207	93,253
Operating income (loss)	(3,824)	(421)	(4,245)
Interest expense	(4,136)	367	(3,769)
Loss before income tax benefit	(7,250)	(54)	(7,304)
Income tax benefit	(1,514)	1,395	(119)
Net loss	(5,736)	(1,449)	(7,185)

Balance sheet data:
Receivables, net	$24,119	$6,850	$30,969
Other current assets	3,639	(2,292)	1,347
Total current assets	57,941	4,558	62,499
Other assets	6,512	(4,046)	2,466
Total assets	714,343	512	714,855
Advance billings and customer deposits	9,349	7,039	16,388
Total current liabilities	88,655	7,039	95,694
Other liabilities	33,638	(989)	32,649
Total liabilities	496,043	6,050	502,093
Accumulated other comprehensive loss	(16,053)	(31)	(16,084)
Retained earnings	51,691	(5,507)	46,184
Total stockholders' equity	218,300	(5,538)	212,762
Total liabilities and stockholders' equity	714,343	512	714,855

Statement of cash flow data:
Cash flows from operating activities
Net loss	$(5,736)	$(1,449)	$(7,185)
Deferred income taxes	(1,395)	1,395	—
Changes in operating assets and liabilities:
Receivables	55	202	257
Prepaid expenses and other current assets	698	(4)	694
Advance billings and customer deposits	1,466	(202)	1,264
Other	(166)	58	(108)
Net cash provided by operating activities	17,102	—	17,102

Recently Adopted Accounting Pronouncement for Retirement Plan Costs

Effective January 1, 2018, the Company adopted a new accounting standard that amends the income statement presentation of net periodic benefit cost for defined benefit and other postretirement plans.  The new standard requires that the current service costs component be disaggregated from the other components of net benefit cost.  The other components must be presented elsewhere in the income statement outside of income from operations.  In addition, only the service-cost component of net benefit cost is eligible for capitalization related to self-constructed assets.  The presentation requirements were adopted on a retrospective basis resulting in a reclassification of retirement plan expense of $1.8 million for the three months ended March 31, 2017 from selling, general and administrative expense to other income and expense.  The change in capitalization methodology required is being applied on a prospective basis.

Recently Issued Accounting Pronouncements

New accounting pronouncements are issued periodically that affect the Company’s current and future operations. See the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017 for further information.  No new standards impacting the Company were released subsequent to issuance of those consolidated financial statements. As more fully discussed in the Company’s audited consolidated financial statements, in February 2018, the FASB amended the accounting rules to allow for a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cut and Jobs Act.  In the first quarter of 2018, the Company concluded it will not adopt the optional provisions of the amendment.

3. Contracts with Customers

Revenue from contracts by customer channel and by major product line is summarized as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Business
Data services	$14,846	$15,617
Voice services	19,652	21,258
Hosted and managed services	1,599	1,532
Equipment and related services	3,029	5,443
	39,126	43,850
Consumer
Video services	11,225	10,594
Internet services	7,105	6,681
Voice services	15,272	16,986
	33,602	34,261
Wholesale carrier data	13,932	12,828
Other	2,562	3,571
	$89,222	$94,510

The majority of revenue from all channels and product lines, except for equipment and related services, is recognized over time as the data, voice or video service is made available to the customer.  The majority of revenue from equipment and related services is recognized at a point in time as the equipment is delivered or when installation is complete.  Installation may occur in phases.  We recognize revenue of an individual phase when completed if it represents a stand-alone component that can operate independent of other components.

Contract Balances

Receivables consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Customers and other	$27,930	$36,118
Allowance for doubtful accounts	(3,811)	(3,889)
	$24,119	$32,229

Contract liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Current presented as advance billings	$9,349	$14,807
Noncurrent deferred revenue included in other liabilities	28,554	28,036
	$37,903	$42,843

Revenue recognized in the period that was included in the contract liability balances at the beginning of the period amounted to $2.8 million for the three months ended March 31, 2018.

Performance Obligations

The Company generally delivers telecommunication services ratably over the contract term.  The majority of services are invoiced in advance and balances are due within 30 days of issuance of an invoice or statement to the customer.  Many customers are on a month-to-month contract that can be cancelled at any time or within short notice.  Even for those customers on long term contracts, the Company will generally invoice the customer based on services provided during the month either at the beginning or end of the monthly service period.  For business equipment and related services, the Company will generally invoice upon delivery or project completion.  Certain large projects with installation periods of up to one year may be invoiced at set milestones.  Invoices are also due within 30 days of issuance.

Certain IRU contracts for extended periods of up to 25 years are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized is as follows (dollars in thousands):

Year ended December 31,
2018 (remaining months)	$2,015
2019	2,686
2020	2,686
2021	2,686
2022	2,686
Thereafter	30,112
$42,871

Costs to Obtain Contracts

Costs to obtain contracts representing sales commissions on certain products have been deferred and recognized over the expected contract term.  Total costs deferred amounted to $7.2 million at March 31, 2018.  Costs amortized to expense amounted to $0.7 million for the three months ended March 31, 2018.

4. Long-Lived Assets

Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Property, plant and equipment cost	$1,151,184	$1,131,271
Less accumulated depreciation	(544,097)	(522,973)
	$607,087	$608,298

Depreciation expense amounted to $23.0 million and $20.8 million for the three months ended March 31, 2018 and 2017, respectively.

The gross carrying amount and accumulated amortization of identifiable intangible assets are as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Subject to amortization:
Customer relationships	$21,709	$18,310	$3,399	$21,709	$17,983	$3,726
Trade name and other	320	320	—	320	320	—
	22,029	18,630	3,399	22,029	18,303	3,726
Not subject to amortization:
Brand name	27,300	—	27,300	27,300	—	27,300
	27,300	—	27,300	27,300	—	27,300
	$49,329	$18,630	$30,699	$49,329	$18,303	$31,026

As of March 31, 2018, the Company had goodwill of $12.1 million.  As further discussed in Note 14, the Company has concluded it has only one segment and one reporting unit.  As such, the Company classifies all goodwill in the one segment.

Amortization expense amounted to $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.  Estimated amortization expense for the next five years and thereafter is as follows (dollars in thousands):

Year ended December 31,
2018 (remaining months)	$980
2019	930
2020	574
2021	270
2022	223
Thereafter	422
$3,399

dfjld

5. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Salaries and benefits	$7,893	$7,875
Interest	2,969	2,890
Other taxes	970	971
	$11,832	$11,736

Other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Other postretirement benefits, current	$3,226	$3,226
Installment financing contracts, current	194	2,978
Other	514	570
	$3,934	$6,774

Other liabilities, noncurrent, consisted of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Deferred revenue, noncurrent	$28,554	$28,036
Installment financing contracts, noncurrent	3,233	8,982
Other	1,851	1,909
	$33,638	$38,927

Deferred revenue includes advance billings of capacity and other services related to the Company’s trans-Pacific cable.

e

6. Long-Term Debt

Long-term debt consisted of the following (dollars in thousands):

	Average Interest Rate	Final	March 31,	December 31,
	March 31, 2018	Maturity	2018	2017
Term loan A-1	5.52%	May 4, 2022	$86,070	$87,750
Term loan A-2	5.77	May 4, 2023	224,242	227,125
Debt issue costs and issue discount			(5,258)	(5,559)
			305,054	309,316
Current			10,250	10,250
Noncurrent			$294,804	$299,066

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

The new facility also provides for a line of credit in the amount of $30.0 million with maturity in May 2022.  A commitment fee is payable quarterly to the lender under the facility.  Interest on the line of credit is at the Alternate Base Rate plus a margin of 2.75% or a Eurocurrency rate plus a margin of 3.75%.  There were no drawings as of or for the period ended March 31, 2018 on the new line of credit.

The interest rate margins on the facility are subject to a decrease of 0.25% with a defined improvement in the Company’s leverage ratio. The obligations under the bank facilities are guaranteed by the Company and each subsidiary with certain exceptions. In addition, the bank credit facilities are collateralized by substantially all of the Company’s assets.

The bank credit facilities contain various negative and affirmative covenants that restrict, among other things, incurrence of additional indebtedness, payment of dividends, redemptions of stock, other distributions to shareholders and sales of assets. In addition, there are financial covenants which have the following metrics as of March 31, 2018: debt service coverage with minimum allowed ratio of 2.75:1 of earnings before interest, taxes, depreciation and amortization to debt service which includes scheduled principal payments and cash interest; leverage with a maximum allowed ratio of 3.25:1 of indebtedness to earnings before interest, taxes, depreciation and amortization; and a maximum level of annual capital expenditures of $105.0 million. The Company was in compliance with these covenants as of March 31, 2018.  On May 7, 2018, the Company amended the credit facility to modify the leverage ratio to maintain the maximum allowed ratio of 3.25:1 through the December 31, 2018 test date.  To maintain compliance with the leverage ratio, the Company will also consider making additional debt payments as needed to reduce the indebtedness component of the ratio computation.

The Company had a revolving credit facility which was repaid and terminated on May 4, 2017.  Drawings for the three months ended March 31, 2017 amounted to $6.0 million.  Such draws were used primarily to fund the construction of the Company’s jointly-owned SEA-US submarine cable system.

One of the syndicated lenders in both the new term loan and the term loan retired is a cooperative bank owned by its customers.  Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance.  The Company recognizes the patronage, generally as declared, as a reduction of interest expense.  The stock component is recognized at its stated cost basis with the accumulated stock investment included in other noncurrent assets.  The investment balance as of March 31, 2018 was not significant.

Maturities

The annual requirements for principal payments on long-term debt as of March 31, 2018 are as follows (dollars in thousands):

Year ended December 31,
2018 (remaining months)	$7,688
2019	13,125
2020	16,000
2021	16,000
2022	81,250
Thereafter	176,249
$310,312

Capitalized Interest

Interest capitalized by the Company amounted to $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

The following provides the components of benefit costs (income) for the applicable periods (dollars in thousands):

Pension

	Three Months Ended
	March 31,
	2018	2017
Recognized in other income (expense):
Interest cost	$1,514	$1,781
Expected asset return	(2,590)	(2,656)
Amortization of loss	95	124
Net periodic benefit income	(981)	(751)
Settlement loss	—	1,956
Total benefit (income) expense	$(981)	$1,205

Other Postretirement Benefits

	Three Months Ended
	March 31,
	2018	2017
Recognized in operating expenses:
Service cost	$179	$254
Recognized in other income (expense):
Interest cost	485	596
Amortization of gain	(214)	(38)
	271	558
Total benefit expense	$450	$812

During the three months ended March 31, 2017, the Company’s pension plans for union employees and management employees paid lump-sum benefits to certain plan participants in full settlement of obligations due amounting to $10.6 million.  This resulted in the recognition of a loss on settlement for both pension plans.  Because of the settlements, the Company measured its pension plan obligations and plan assets as of March 31, 2017.  The Company used discount rates ranging from 3.81% to 3.82% as of March 31, 2017 to measure the pension plan obligations.  The new measurements resulted in recognition in other comprehensive income (loss) of a gain of $1.6 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, lump sum benefits paid for the union and management pension plans did not exceed the threshold requiring settlement accounting.

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

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2017 that it expected to contribute $5.4 million to its pension plan in 2018.  For the three months ended March 31, 2018, the Company has made contributions to the plan amounting to $1.1 million.  The Company presently expects to contribute the full amount during the remainder of 2018.

8. Income Taxes

The income tax benefit differs from the amounts determined by applying the statutory federal income tax rate of 21% for 2018 and 34% for 2017 to the loss before income tax benefit for the following reasons (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Income tax benefit at federal rate	$(1,523)	$(1,135)
Increase (decrease) resulting from:
State income taxes, net of federal income tax	(363)	(123)
Tax credit included in taxable income	31	93
Other permanent differences	—	52
Capital goods excise tax credit	(119)	(273)
Change in valuation allowance	460	—
Total income tax benefit	$(1,514)	$(1,386)

The income tax benefit reflected in the condensed consolidated statements of income (loss) for the three months ended March 31, 2018, was recognized, as provided for by intraperiod tax allocation, to the extent of the net credit to stockholders’ equity during the period.

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

In considering the impact of recent operations on the Company’s deferred tax asset assessment, the Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income or losses.  Beginning in 2017, the Company had and as of March 31, 2018 continues to have a cumulative loss from operations for the three-year period.  Because of the three-year cumulative losses, the Company is required to look only to sources of income that are deemed objective and verifiable based on historical experience.  With the challenge of predicting future taxable income based on actual historical results, the Company has to limit the amount of future taxable income included in its assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, the Company established a full valuation allowance for its deferred income tax assets in the third quarter of 2017. If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

The Company evaluates its tax positions for liability recognition.  As of March 31, 2018, the Company had no unrecognized tax benefits.  No interest or penalties related to income tax assessments were recognized in the Company’s condensed consolidated statements of income (loss) for the three months ended March 31, 2018 and 2017.  All tax years from 2014 remain open for both federal and Hawaii state tax purposes.

9. Stock Compensation

The Company has an equity incentive plan.  The Compensation Committee of the Company’s Board of Directors may grant awards under the plan in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  The maximum number of shares issuable under the equity incentive plan is 1,400,000 shares with 389,276 shares remaining to be issued at March 31, 2018.  All grants under the equity incentive plan will be issued to acquire shares at the fair value on date of grant.

As of March 31, 2018, all awards were restricted stock units.  Activity with respect to outstanding restricted stock units for the three months ended March 31, 2018 and 2017 was as follows:

		Weighted-
		Average
		Grant-Date Fair
	Shares	Value per Share
2018
Nonvested at January 1, 2018	311,090	$25
Granted	107,462	28
Vested	(72,726)	25
Forfeited	(7,725)	30
Nonvested at March 31, 2018	338,101	$25

2017
Nonvested at January 1, 2017	226,690	$25
Granted	131,801	23
Vested	(78,623)	25
Forfeited	(1,167)	21
Nonvested at March 31, 2017	278,701	$25

The Company recognized compensation expense of $0.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.  The fair value as of the vesting date for the restricted stock units that vested during the three months ended March 31, 2018 and 2017 was $2.0 million and $1.3 million, respectively.  Upon vesting, unit holders have the option to net share-settle to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.   The total shares withheld were 25,569 and 20,996 for the three months ended March 31, 2018 and 2017, respectively, and were based on the value of the restricted stock units as determined by the Company’s closing stock price on the date of vesting.  Total payments for the employees’ tax obligations to the tax authorities amounted to $0.7 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.  Other than reimbursements for tax withholdings, there was no cash received under the restricted stock unit arrangements.

The Company also has a performance based compensation plan.  The incentive compensation is settled in March of each year for the prior year services and is based on Company performance relative to certain company specific metrics.  The Company recognizes the expense during the performance period based on the expected compensation amount.  Beginning for the 2016 performance period, a specified portion of the compensation amount for certain employees is settled in Company shares based on the share price at the date of settlement.  There was no estimated performance based compensation for the three months ended March 31, 2018.  The estimated performance based compensation to be settled in stock amounted to $0.2 million for the three months ended March 31, 2017.  There was no performance based compensation to settle in 2018.  The fair value of the shares granted under the plan in March 2017 amounted to $0.7 million.  Upon grant, employees were required to net share-settle to cover the required withholding tax.  Total payments for the employees’ tax obligations to the tax authorities by the Company amounted to $0.3 million. The net shares issued amounted to 17,174 shares which was based on the value of shares on the date of vesting.

10. Accumulated Other Comprehensive Loss

The balance of and all of the changes in accumulated other comprehensive loss as of and for the three months ended March 31, 2018 and 2017, net of tax, are attributed to the Company’s retirement plans.

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Retirement plans
Amortization of gain/loss and settlement loss	$(120)	$2,042
Income tax provision on comprehensive income	31	(776)
Total	$(89)	$1,266

The amortization of gains and losses, and settlement loss were recognized primarily in selling, general and administrative expense for the periods ended March 31, 2018 and 2017.

11. Commitments and Contingencies

Connect America Fund Phase II

In conjunction with reforming the Universal Service Fund, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers.  CAF Phase II is the long-term component of the program.  In August 2015, the Company notified the FCC that it was accepting CAF Phase II support which amounts to $4.4 million in annual funding. Support is retroactive through the beginning of 2015 and will continue for six years.  Under the terms of the CAF Phase II, the Company will offer broadband service at 10 Mbps downstream and 1 Mbps upstream or better to approximately 11,000 eligible locations in high-cost areas in the State of Hawaii and will provide voice and broadband services at reasonable rates.  On a cumulative basis, as of December 31, 2017, the Company had an interim deployment obligation for approximately 4,400 locations.  As of December 31, 2017, the Company had deployed to 5,452 locations and expects to meet all of its interim and final deployment obligations.  For the three months ended March 31, 2018 and 2017, the Company recognized $1.1 million and $1.1 million, respectively, in CAF Phase II funding as revenue.

Collective Bargaining Agreement

The Company has a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that expires on September 30, 2022.  The agreement covers approximately half of the Company’s work force.

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

For one of the three utilities referenced above, a dispute resolution process is proceeding as specified by the joint pole agreement.   For another of the utilities, a complaint for payment was filed by the utility with the State court in 2016.  In April 2018, the Company entered into agreements for transferring responsibilities for control of the poles and related maintenance to the three utilities in settlement of the disputes.  However, implementation of the agreements requires approval of the Hawaii Public Utilities Commission with its jurisdiction over both the Company and the utilities with such approval pending.  Management of the Company believes the amount recognized in the Company’s condensed consolidated financial statements for amounts due the utilities are reflective of what is owed and a reasonable estimate of the final settlement to be reached with the utilities.

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

Debt – The fair value of debt is estimated at its present value using current market rates for similar types of borrowing arrangements.

The estimated fair value of financial instruments is as follows (dollars in thousands):

	Carrying	Fair
	Value	Value
March 31, 2018
Liabilities - long-term debt (carried at cost)	305,054	310,709
December 31, 2017
Liabilities - long-term debt (carried at cost)	309,316	315,339

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

Liabilities carried at amortized cost with fair value disclosure on a recurring basis represent long-term debt.  A summary is as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Liability value measurements using:
Quoted prices in active markets for identical liabilities (Level 1)	$—	$—
Significant other observable inputs (Level 2)	310,709	315,339
Significant unobservable inputs (Level 3)	—	—
	$310,709	$315,339

13. Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended
	March 31,
	2018	2017
Cash paid during the year:
Income taxes paid	$—	$—
Interest paid, net of amounts capitalized	3,391	3,537
Non-cash investing activities - capital assets acquired under installment contracts	—	617
Non-cash financing activities - common shares issued for performance based compensation, net of withholding taxes paid	—	400

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

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$19,191	$40,759
Restricted cash included in other assets	250	250
Total cash, cash equivalents and restricted cash	$19,441	$41,009

14. Segment Information

The Company’s strategy is to emphasize a bundle of telecommunication services to its customers.  The Company focuses its efforts on obtaining the benefit of cross selling services and gaining efficiencies of an integrated operation.  With this strategy, the Company’s Chief Executive Officer, the Company’s chief operating decision maker, is provided only company-wide information and not information for any component for standalone performance or resource allocation.  Hence, given the integrated nature of the Company’s telecommunication operations, including its leveraging of its primary network to provide the majority of its services, management has concluded the Company has only one segment.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance (including our anticipated cost structure) and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” “assumption” or the negative of these terms or other comparable terminology. These statements (including statements related to our anticipated cost structure) are only predictions. Actual events or results may differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

•	the effect of the announcement and pendency of the proposed merger agreement, including the outcome of any legal proceeding related to the merger transaction;
•	changes in demand for our products and services;
•	our ability to fund capital expenditures for network enhancements;
•	failures in critical back-office systems and IT infrastructure;
•	our ability to retain experienced personnel;
•	a breach of our data security systems;
•	our ability to provide customers with reliable and uninterrupted service;
•	the ability to maintain arrangements with third-party service providers;
•	changes in regulations and legislation applicable to providers of telecommunications services;
•	the ability of our operating subsidiaries to distribute funds or assets to the parent company;
•	a reduction in rates we are allowed to charge our customers as dictated by regulatory authorities;
•	technological changes affecting the telecommunications industry;
•	our ability to continue to license or enforce the intellectual property rights on which our business depends;
•	failure to renegotiate contracts with television content providers on acceptable terms or at all;
•	economic conditions in Hawaii;
•	our ability to utilize net operating loss carryforwards or fund tax payments;
•	the effect our indebtedness could have on our financial condition and our ability to meet the financial covenants in our credit facility;
•	the effect of severe weather and natural disasters;
•	the ability of a few large shareholders to influence corporate decisions; and
•	the effect future sales of a substantial amount of common stock may have on our stock price.

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

Significant Recent Development

On July 9, 2017, Hawaiian Telcom Holdco, Inc. (“Holdco”), a Delaware corporation, Cincinnati Bell Inc.  (“Cincinnati Bell”), an Ohio corporation, Twin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Cincinnati (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Holdco and Holdco will be the surviving corporation (the “Merger”).  On November 7, 2017, our stockholders approved the Merger.  On April 30, 2017, the merger was approved by the Hawaii Public Utilities Commission.  However, the Merger remains subject to approval of the Federal Communications Commission. The Merger is expected to close in the second or third quarter of 2018.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Operating Revenues

The following tables summarize our volume information (lines or subscribers) as of March 31, 2018 and 2017, and our operating revenues for the three months ended March 31, 2018 and 2017.  For comparability, we also present volume information as of March 31, 2018 compared to December 31, 2017.

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

Volume Information

As of March 31, 2018 compared to March 31, 2017

			2018 vs 2017
	March 31,		Change
	2018	2017	Number	Percentage
Business
Data lines	18,112	19,341	(1,229)	(6.4)%
BVoIP lines	23,259	20,034	3,225	16.1%
Voice access lines	146,752	158,621	(11,869)	(7.5)%

Consumer
Video subscribers	45,747	42,771	2,976	7.0%
Internet lines	93,104	90,693	2,411	2.7%
Voice access lines	118,496	131,142	(12,646)	(9.6)%
Homes enabled for video	207,000	203,000	4,000	2.0%

As of March 31, 2018 compared to December 31, 2017

	March 31,	December 31,	Change
	2018	2017	Number	Percentage
Business
Data lines	18,112	18,289	(177)	(1.0)%
BVoIP lines	23,259	22,457	802	3.6%
Voice access lines	146,752	149,959	(3,207)	(2.1)%

Consumer
Video subscribers	45,747	45,183	564	1.2%
Internet lines	93,104	91,883	1,221	1.3%
Voice access lines	118,496	121,169	(2,673)	(2.2)%
Homes enabled for video	207,000	206,000	1,000	0.5%

Operating Revenues (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Business
Data services	$14,846	$15,617	$(771)	(4.9)%
Voice services	19,652	21,258	(1,606)	(7.6)%
Hosted and managed services	1,599	1,532	67	4.4%
Equipment and related services	3,029	5,443	(2,414)	(44.4)%
	39,126	43,850	(4,724)	(10.8)%
Consumer
Video services	11,225	10,594	631	6.0%
Internet services	7,105	6,681	424	6.3%
Voice services	15,272	16,986	(1,714)	(10.1)%
	33,602	34,261	(659)	(1.9)%
Wholesale carrier data	13,932	12,828	1,104	8.6%
Other	2,562	3,571	(1,009)	(28.3)%
	$89,222	$94,510	$(5,288)	(5.6)%

 Business Channel

We continue to transform our business channel by replacing traditional voice services with next generation strategic services. We consider strategic service revenues in the business channel to include business data services, and hosted and managed services.

Business data services, including internet and BVoIP, decreased for the three months ended March 31, 2018 compared to the same period in the prior year. Demand for data services continues to rise as reflected in the growth of BVoIP lines but revenues were adversely impacted by competitive pricing pressure.

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

The decrease in voice service revenues for the business channel for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was caused primarily by the decline of voice access lines. Business voice access lines decreased 7.5% as of March 31, 2018 compared to March 31, 2017. The decline in traditional voice access lines was partially offset by an increase in BVoIP lines of 16.1% for the same period.

Hosted and managed services revenues for the three months ended March 31, 2018 were comparable to the prior year period.

Equipment and related services revenues decreased for the three months ended March 31, 2018 when compared to the prior year period because of large contract installations for certain commercial and institutional customers completed in 2017.  Revenue from equipment sales varies from period to period based on the volume of large installation projects.

Consumer Channel

We continue to transform our consumer channel by replacing traditional voice services with next generation strategic services. We consider strategic service revenues in the consumer channel to include video and internet services. Consumer strategic revenues now represent 55% of the total consumer channel revenues for the current quarter compared to 50% in the prior year period.

Video services revenue increased for the three months ended March 31, 2018 compared to the prior year period because of an increase in video subscribers of 7.0%.

Internet revenues for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 as a result of the combined effect of improved pricing and an in increase in subscribers as of March 31, 2018 compared to March 31, 2017 of 2.7%.

The decrease in voice services revenue for the quarter ended March 31, 2018 compared to the first quarter of 2017 was caused primarily by a decline in voice access lines. Consumer voice access lines decreased 9.6% from the year ago period which contributed an estimated $1.6 million to the decline in consumer voice services.  Residential customers are increasingly using wireless services in place of traditional wireline phone services as well as using VoIP technology offered by cable competitors.

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

Wholesale and Other Channel

Wholesale carrier revenue increased for the three months ended March 31, 2018 compared to the same period in the prior year.  Our trans-Pacific submarine cable went into service in August 2017.  We have excess capacity on the cable which we make available to other carriers through long-term indefeasible right of use, or IRU, agreements for fiber circuit capacity.  We recognized revenue under such agreements of $1.3 million during the three months ended March 31, 2018.

Other revenue decreased for the three months ended March 31, 2018 compared to the same period in 2017 because of a decline in ancillary services.  There has been a reduction in marketing effort on certain ancillary products, such as wireless, as we focus on other telecommunication services.

Operating Costs and Expenses

The following table summarizes our costs and expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Cost of revenues (exclusive of depreciation and amortization)	$42,088	$41,191	$897	2.2%
Selling, general and administrative expenses	27,625	29,632	(2,007)	(6.8)%
Depreciation and amortization	23,333	21,269	2,064	9.7%
	$93,046	$92,092	$954	1.0%

The Company’s total headcount as of March 31, 2018 was 1,222 compared to 1,251 as of March 31, 2017.  Employee related costs are included in both cost of revenues and selling, general and administrative expenses.

Cost of revenues consists of costs we incur to provide our products and services including those for operating and maintaining our networks, installing and maintaining customer premise equipment, video content costs and other cost of services directly associated with various products.  Costs of revenue for the three months ended March 31, 2018 when compared to the prior year period increased on higher content costs for Hawaiian Telcom TV of $1.1 million on increased subscribers.  In addition, we incurred $1.2 million of additional outside contractor maintenance costs for the three months ended March 31, 2018.  These increases were partially offset by lower costs of revenues on reduced equipment and related services sales for the three months ended March 31, 2018 compared to the prior year period amounting to $2.0 million.

Selling, general and administrative expenses include costs related to sales and marketing, information systems and other administrative functions. The change for the three months ended March 31, 2018 relative to the three months ended March 31, 2017 is primarily due to lower wage costs of $2.2 million on lower headcount.

Depreciation and amortization for the three month period ended March 31, 2018 was higher than the same period in the prior year because of asset additions supporting our network.

Other Income and (Expense)

The following tables summarize other income (expense) for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percentage
Interest expense	$(4,136)	$(3,993)	$(143)	3.6%
Retirement plans	710	(1,763)	2,473	(140.3)
	$(3,426)	$(5,756)	$2,330	(40.5)%

Interest expense for the three months ended March 31, 2018 increased compared to the same period in 2017 due to higher interest rates associated with our new financing.  Interest capitalized amounted to $0.3 million and $0.5 million for three months ended March 31, 2018 and 2017, respectively.  The retirement plan expense includes all costs and income related to our pension and other postretirement plans other than that for current employee services.  For the three months ended March 31, 2017, the Company incurred a loss related to pension plan lump sum settlements amounting to $2.0 million.  For the three months ended March 31, 2018, lump sum benefits paid did not exceed the threshold requiring settlement accounting.

Income Tax Provision

For the three months ended March 31, 2018 and 2017, we recognized an income tax benefit of $1.5 million and $1.4 million, respectively.  The income tax benefit for the three months ended March 31, 2018 was impacted by the full valuation allowance previously established for our deferred income tax assets.

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

In considering the impact of recent operations on our deferred tax asset assessment, we utilize a rolling three years of financial results as the primary measure of cumulative income or losses. These are adjusted for permanent differences between financial reporting and taxable income.  Because of our three year cumulative losses, we are required to look only to sources of income that are deemed objective and verifiable based on historical experience.  With the challenge of predicting future taxable income based on actual historical results, we limited the amount of taxable income included in our assessment of deferred income tax asset recoverability.

Based on the more likely than not criteria for realization of deferred income tax assets, we established a full valuation allowance for our deferred income tax assets during the third quarter of 2017.  If, in future periods, new positive evidence becomes available, the conclusion regarding the need for a full valuation allowance may change resulting in the reversal of some or all of the valuation allowance.

For the three months ended March 31, 2018, the income tax provision differs from amounts determined by applying the statutory federal income tax rate of 21% to the loss before income taxes primarily because of changes in the valuation allowance established for the recovery of deferred income tax assets. Excluding the effects of the valuation allowance, we consider a variety of factors in determining the effective tax rate, including our pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws including a reduction in the corporate tax rate from 34% to 21%.  We gave recognition to the new law as of the effective date in 2017 with a revised measurement of our deferred federal income tax assets and liabilities. Going forward, the new law provides for numerous changes to U.S. tax laws that may impact our determination of taxable income or loss. In addition, net operating losses generated beginning in 2018 are subject to carry forward indefinitely but there are restrictions on the percentage of net operating losses that can be used to offset future taxable income in any one year.

As of December 31, 2017, net operating losses available for carry forward through 2037 amounted to $222.6 million for federal tax purposes and $227.0 million for state tax purposes.  Availability of net operating losses in future periods may be subject to additional limitations if there is a deemed change in control for income tax reporting purposes.  Such change in control is determined for income tax reporting purposes based on cumulative changes in stock ownership over a defined period.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $19.2 million. From an ongoing operating perspective, our cash requirements in 2018 consist of supporting the development and introduction of new products, capital expenditure projects, pension funding obligations and other changes in working capital.  A combination of cash-on-hand, cash generated from operating activities and available financing will be used to fund our cash requirements.

We incurred a loss for the quarter ended March 31, 2018 of $5.7 million.  In addition, we have experienced a decline in our reported earnings before interest, taxes, depreciation and amortization as defined in our primary debt facility and used for covenant compliance.  During the quarter ended March 31, 2018, our cash balance declined by $21.6 million in part because of payments of debt.  While we were in compliance with the financial covenants on our primary credit facility as of March 31, 2018, the margin of compliance for the leverage ratio was relatively narrow and necessitated, in part, the payments of debt to assure such compliance. We have evaluated these factors on our future liquidity with a focus on our cash balance and financial debt covenant compliance for one year from issuance of these condensed consolidated financial statements.  This included consideration of the need to amend the maximum allowed debt service coverage covenant.  While we presently anticipate that the merger with Cincinnati Bell will close in the second or third quarter of 2018, we have assessed our covenant compliance and liquidity on a stand-alone basis.

Management has developed plans in response to the matters identified in the preceding paragraph.  Such plans include our ability to scale our expenses to align to our revenue volume in particular related to low margin businesses, the ability to adjust our capital spending to defer or avoid expenditures that will not significantly impact our ability to sell and deliver services, and our ability to sell certain excess capacity on our existing terrestrial and undersea networks.  On May 7, 2018, we obtained an amendment to the 2018 third and fourth quarter maximum leverage ratio covenant in our primary credit facility to provide for a greater margin of compliance on our leverage ratio on a prospective basis.  We will also consider making additional payments of debt to facilitate compliance with the leverage ratio covenant while still maintaining sufficient liquidity for operating purposes.

Management believes that it has identified appropriate factors sufficient to conclude it is probable we will continue to comply with our debt covenants at each quarterly test date and maintain adequate liquidity for the following year.  We continue to focus on improving operating results, including efforts to simplify product offerings, improve our customer service experience and increase our revenue enhancement activities. There can be no assurance that these actions will result in improved overall cash flow.  We continue to have sizable retirement obligations for our existing employee base.  Any sustained declines in the value of pension trust assets or relatively high levels of pension lump sum benefit payments, will increase the magnitude of future plan contributions.

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

Cash Flows for the Three Months Ended March 31, 2018 and 2017

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

Net cash provided by operations amounted to $17.1 million for the three months ended March 31, 2018.  Net cash provided by operations amounted to $20.3 million for the three months ended March 31, 2017.  The decrease in cash provided by operations was because of additional working capital needs.

Cash used in investing activities for the three months ended March 31, 2018 was comprised of capital expenditures of $24.3 million.  Cash used in investing activities included capital expenditures of $27.2 million for the three months ended March 31, 2017.  The level of capital expenditures for 2018 is expected to be less than in 2017 as we scale back capital on certain elements of our network expansion initiatives focusing on those directly related to sales opportunities.

During the three months ended March 31, 2018, we repaid debt, including installment obligations, of $13.6 million.  For the quarter ended March 31, 2018, we repaid the majority of our installment obligations in an effort to simplify our capital structure in advance of the closing of the pending merger.

During the three months ended March 31, 2017, we had drawings of $6.0 million on our revolving line of credit. The drawing was used, in part, to fund capital costs of our trans-Pacific submarine cable then under construction. In addition, we paid costs related to our new delayed draw credit facility amount to $2.1 million. The balance of cash flows from financing activities for the three months ended March 31, 2017 was related primarily to the repayment of our debt and satisfaction of other obligations.

Outstanding Debt and Financing Arrangements

As of March 31, 2018, we had outstanding $310.3 million in aggregate long-term debt with a maturity through May 2022 and 2023.  We do not expect to generate the necessary cash flows from operations to repay the facility in its entirety by the maturity dates of 2022 and 2023.  Repayment is dependent on our ability to refinance the credit facility at reasonable terms. The ability to refinance the indebtedness at reasonable terms before maturity cannot be assured.

Contractual Obligations

During the three months ended March 31, 2018, our future contractual obligations have not changed materially from the amounts disclosed as of December 31, 2017 in our Form 10-K other than the repayment of certain installment obligations as discussed above.

We do not maintain any off balance sheet financing or other arrangements.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the condensed consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  The Company’s critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2017, and have not changed materially from that discussion.  The possible impact of recently adopted accounting pronouncements is discussed in Note 2 to the condensed consolidated financial statements included in Part I, Financial Information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, our floating rate obligations consisted of $310.3 million of debt outstanding under our term loan facility.  Accordingly, our earnings and cash flow are affected by changes in interest rates.  Based on our borrowings at March 31, 2018 and assuming a 1.0 percentage point increase or decrease in the average interest rate under these borrowings, we estimate that our annual interest expense would increase or decrease by approximately $3.1 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2 should be read in conjunction with the disclosures set forth herein.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Other than ordinary routine litigation incidental to the business, we are not involved in any material legal proceedings that are likely to have a material adverse effect on us.  For the current status of matters regarding joint-owned utility poles, see Note 11, “Commitments and Contingencies,” in Part I, Item 1, “Condensed Consolidated Financial Statements.”

Item 1A.  Risk Factors

See Part I, Item 1A, “Risk Factors,” of our 2017 Annual Report for a detailed discussion of risk factors related to our business, results of operations and financial condition.

Item 5.  Other Information.

Earnings Release

Hawaiian Telcom Holdco, Inc. issued a press release on May 10, 2018 announcing its 2018 first quarter earnings.  This information, attached as Exhibit 99.1, is being furnished to the SEC pursuant to Item 2.02 of Form 8-K.

Credit Agreement Amendment

On May 7, 2018, Hawaiian Telcom Communications, Inc., as borrower, and the Company, as a guarantor, along with certain subsidiaries of the Company, entered into a First Amendment to Credit Agreement (the “Amendment”) to their $320 million Credit Agreement with CoBank, ACB, as the Administrative Agent, and each of the financial institutions identified as a lender on the signature pages thereto (the “Credit Agreement”).  The Amendment modifies the financial covenant relating to the maximum allowed leverage ratio, as defined in the Credit Agreement, by extending the maximum allowed leverage ratio of 3.25: 1.00 to the December 31, 2018 test date.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment which is filed as an exhibit to this Form 10-Q.

First Hawaiian Bank is a lender under the Credit Agreement.  Eric K. Yeaman is a director of the Company and the Borrower, and is President and Chief Operating Officer of First Hawaiian Bank. Walter A. Dods, Jr. is a director of the Company and the Borrower, and is also a director of First Hawaiian Bank.

Item 6.  Exhibits

See following Exhibit Index.

EXHIBIT INDEX

10.1

First Amendment dated as of May 7, 2018, to the Credit Agreement dated as of February 24, 2017, among Hawaiian Telcom Communications, Inc., as the Borrower, the Company and each of the indirect subsidiaries of the Company that are parties thereto as Guarantors, CoBank, ACB, as the Administrative Agent, and each of the lenders that are party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 10, 2018 announcing first quarter earnings.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN TELCOM HOLDCO, INC.

May 10, 2018	/s/ Scott K. Barber
Scott K. Barber
Chief Executive Officer

May 10, 2018	/s/ Dan T. Bessey
Dan T. Bessey
Chief Financial Officer